Form 10-Q
period 2006-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2006-11-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-131978

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Delaware	20-3791421
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Mewbourne Energy Partners 06-A, L.P.

Mewbourne Energy Partners 06-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEET

September 30, 2006

September 30, 2006
(Unaudited)
ASSETS

Cash and cash equivalents	$45,774,650
Accounts receivable, other	146,667

Total current assets	45,921,317

Oil and gas properties at cost, full cost method	3,364,346

Total assets	$49,285,663

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$3,364,640

Partners’ capital
General partners	39,624,332
Limited partners	6,296,691

Total partners’ capital	45,921,023

Total liabilities and partners’ capital	$49,285,663

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2006

and the nine months ended September 30, 2006

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues and other income:

Interest income	$171,516	$171,516

Total revenues and other income	171,516	171,516

Expenses:

Lease operating expense	179	179
Administrative and general expense	314	314

Net income	$171,023	$171,023

Allocation of net income:
General partners	$147,572	$147,572

Limited partners	$23,451	$23,451

Basic and diluted net income per limited and general partner interest (50,000 interests outstanding)	$3.42	$3.42

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006

(Unaudited)

2006
Cash flows from operating activities:
Net income	$171,023
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable - other	(146,667)
Accounts payable - affiliate	368,108

Net cash provided by operating activities	392,464

Cash flows from investing activities:
Purchase and development of oil and gas properties	(367,814)

Net cash used in investing activities	(367,814)

Cash flows from financing activities:
Capital contributions from partners, net of sales commissions and due diligence fees of $4,250,000	45,750,000

Net provided by financing activities	45,750,000

Net increase in cash and cash equivalents	45,774,650

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$45,774,650

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2006

(Unaudited)

	General Partners	Limited Partners	Total
Partners’ capital at Balance at December 31, 2005	$—	$—	$—
Capital contributions, net of sales commissions and due diligence fees of $4,250,000	39,476,760	6,273,240	45,750,000
Net income	147,572	23,451	171,023

Balance at September 30, 2006	$39,624,332	$6,296,691	$45,921,023

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 06-A, L.P., (the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Programs, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,144,000 were sold to 1,341 subscribers as general partner interests and $6,856,000 were sold to 235 subscribers as limited partner interests. In accordance with the partnership agreement sales commissions and due diligence fees of $4,250,000 have been netted against investor contributions. Since the Partnership was not funded until September 1, 2006, there was no activity prior to that date.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2006, all of capitalized costs were excluded from amortization, but some properties are expected to be completed in the fourth quarter and included in the amortization base by December 31, 2006. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents. The Partnership maintains all its cash in one financial institution.

2. Asset Retirement Obligations

In accordance with Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations,” the Partnership will recognize estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership will recognize accretion expense in connection with the discounted liability over the remaining life of the well.

Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

3. Related Party Transactions

Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Services and operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to 7/10’s of 1% of the subscriptions by the investor partners to the Partnership. The Partnership will include the management fee as part of the full cost pool pursuant to Rule 4-10(c)(6)(iii) and (iv) of Regulation S-X.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Sales commissions and due diligence fees (1)	100%	0%
Organization and offering costs (2)	0%	100%
Lease acquisition costs (2)	0%	100%
Tangible and intangible drilling costs (2)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	The Partnership will pay sales commissions and due diligence fees of 8% and 0.5%, respectively, of the capital contributions initially made by investor partners in exchange for their respective interests.
(2)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000.

The Partnership began operations on September 1, 2006, and will acquire interests in oil and gas prospects for the purpose of development drilling. At September 30, 2006, 7 wells were drilling but not completed.

Additional drilling on the prospects and operations will be conducted with available funds generated from oil and gas activities and initial contributions. No bank borrowing is anticipated. The Partnership had net working capital of $42,556,677 at September 30, 2006.

No cash distributions were made to investor partners as of September 30, 2006. The Partnership expects that cash distributions will occur as wells are drilled and oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues and other income during the three months ended September 30, 2006 totaled $171,516, and consisted of interest income. There were no oil & gas sales for the period ended September 30, 2006. Expenses totaling $493, consisted of lease operating expenses in the amount of $179 and administrative and general expenses of $314 resulted in net income for the period of $171,023. The Partnership’s oil and gas production should begin during the remainder of 2006 as wells are completed and oil and gas production is sold. Interest income should decrease in 2006 as available cash is utilized for drilling and equipping of wells. Since the Partnership was not funded until September 1, 2006, there was no activity prior to that date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

1. Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

Mewbourne Development Corporation (“MDC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MDC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MDC’s internal controls or in other factors which has materially affected, or is reasonable likely to materially affect the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: November 14, 2006
	By:	/s/ Alan Clark
Alan Clark, Treasurer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.