Form 10-K
period 2006-12-31
Mewbourne Energy Partners 06-A, L.P.
filed 2007-03-30
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-131978

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Delaware	20-3791421
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer    ☐   Non-accelerated filer     ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $50,000,000.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K; Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-131978.

PART I

ITEM 1.	Business

Mewbourne Energy Partners 06-A, L.P. (the “Registrant” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on November 16, 2005 (date of inception). In accordance with the laws of the state of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant.

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 06-07 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $50,000,000 (50,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on July 11, 2006. On September 1, 2006, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The Registrant does not have long-term contracts with purchasers of its crude oil or natural gas. The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2007, MOC employed 161 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 1A.	Risk Factors

Oil and natural gas prices are volatile. A decline in prices could adversely affect the Registrant’s financial position, financial results, and cash flows.

Revenues, operating results, and profitability depend primarily upon the prices received for oil and natural gas sales. Prices also affect the amount of cash flow available for distribution. In addition, cost ceiling write-downs may be necessary in the future if prices fall significantly.

Historically, the markets for oil and natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond the Registrant’s control, including:

•	worldwide and domestic supplies of oil and natural gas;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity and capacity of natural gas pipelines and other transportation facilities;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 85% of the Registrant’s reserves at December 31, 2006 were natural gas reserves, the Registrant is more affected by movements in natural gas prices.

The actual quantities and present value of proved reserves may prove to be lower than estimated.

This report contains estimates of proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, the Registrant may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond the Registrant’s control. The Registrant’s properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.

Future price declines may result in a write-down of asset carrying values.

The Registrant utilizes the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using the prices for oil and natural gas at that date. A significant decline in oil and natural gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future writedown of capitalized costs and a non-cash charge against future earnings.

The Registrant’s ceiling test calculations for the year ended December 31, 2006 indicated an impairment of oil and natural gas properties of approximately $3.8 million.

Oil and natural gas drilling and producing operations can be hazardous and may expose the Registrant to environmental liabilities.

Oil and natural gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings and separated cables. If any of these risks occurs, the Registrant could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and administrative, civil and criminal penalties; and

•	injunctions resulting in limitation or suspension of operations.

There is inherent risk of incurring significant environmental costs and liabilities in exploration and production operations due to generation, handling, and disposal of materials, including wastes and petroleum hydrocarbons. The Registrant may incur joint and several, strict liability under applicable U.S. federal and state environmental laws in connection with releases of petroleum hydrocarbons and wastes on, under or from leased or owned properties, some of which have been used for oil and natural gas exploration and production activities for a number of years, often by third parties not under the Registrant’s control. While the Registrant maintains insurance against some, but not all, of the risks described above, the Registrant’s insurance may not be adequate to cover casualty losses or liabilities. Also, in the future the Registrant may not be able to obtain insurance at premium levels that justify its purchase.

In addition, in response to studies suggesting that emissions of certain gases may be contributing to warming of the earth’s atmosphere, many states are beginning to consider initiatives to track and record these gases, generally referred to as “greenhouse gases,” with several states having already adopted regulatory initiatives aimed at reducing emissions of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are included among the types of gases targeted by greenhouse gas initiatives and laws. This movement is in its infancy but regulatory initiatives or legislation placing restrictions on emissions of methane or carbon dioxide that may be imposed in various states of the United States could adversely affect operations and the demand for oil and gas products.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Registrant’s properties consist primarily of interests in properties on which oil and gas wells are located both producing and in progress. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2006, 17 wells had been drilled and were productive. The following table summarizes the Registrant’s drilling activity for the year ended December 31, 2006:

	Gross		Net
	Dry	Productive	Dry	Productive
Development Wells	0	17.000		3.550

ITEM 3.	Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the year ended December 31, 2006 covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2007, the Registrant had 50,000 outstanding limited and general partnerships interests held of record by 1,576 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Approximately $25,971,489 of the initial partners’ capital of $50,000,000 was used for drilling and completion and prepaid well costs and $4,250,000 was utilized for sale commissions and due diligence fees.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. No distributions have been made to limited and general partners for the year ended December 31, 2006.

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2006:

Operating results	2006
Oil and gas sales	$401,814
Net loss	$(2,971,556)
Basic and diluted net income per limited and general partner interest (50,000 outstanding)	$(59.43)

At year-end:
Total Assets	$43,878,100

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Registrant was organized as a Delaware limited partnership on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded September 1, 2006, with total investor partner contributions of $50,000,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

Because the Registrant was formed during the period covered by this report, no trend analysis based on yearly changes in liquidity, capital resources or results of operations is available.

Revenues and other income for the year ended December 31, 2006 totaled $1,093,393, and consisted of oil and gas sales in the amount of $401,814, and interest income in the amount of $691,579. Gas production volume during the year ended December 31, 2006 amounted to approximately 51,558 Mcf of gas at a corresponding average realized price of $6.72 per Mcf of gas. Oil production volume during the year ended December 31, 2006 amounted to approximately 951 Bbls of oil at a corresponding average realized price of $58.28 per Bbl of oil. Expenses totaling $4,064,949, consisted primarily of depreciation, depletion and amortization and cost ceiling write down in the amount of $234,083 and $3,782,238 respectively. Lease operating expenses totaled $14,980. Production taxes were $29,077. Administrative and general expenses were $4,328. Asset retirement obligation accretion expenses were $243. While the Partnership was organized on November 16, 2005 no activity began until the 2006. At December 31, 2006, 17 wells had been drilled and were productive. The Registrant’s oil and gas revenues should increase during 2007 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2007 as the remaining wells are drilled and the available cash is utilized for equipping of such wells. The Registrant expects that drilling and completion costs will decrease during 2007 and that lease operating cost and depletion provisions will increase.

Liquidity and capital resources

Cash and cash equivalents were $20,312,671 at December 31, 2006. Approximately $25,971,489 of the initial partners’ capital of $50,000,000 was used for drilling and completion and prepaid well costs and $4,250,000 was utilized for sale commissions and due diligence fees. Capital requirements in the future are expected to be paid with remaining cash on hand. Management believes that funds are sufficient to complete the wells for which funds have been committed. Management expects these wells to be drilled in 2007. Under certain circumstances, as provided in the Registrant’s Partnership Agreement, the Registrant may use revenues and/or borrow monies, either through a financial institution or through an affiliate of MD, to fund additional capital requirements. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

Critical Accounting Policies

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements. Additionally, the Registrant has no contractual obligations but has a financial obligation to plug and abandon non-producing properties as discussed below.

Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2006, is as follows:

2006
Balance, beginning of period	$0
Liabilities incurred	31,890
Accretion expense	243

Balance, end of period	$32,133

Organization and Related Party Transactions

The Partnership was organized on November 16, 2005. In accordance with the laws of the state of Delaware, MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Reimbursement to MOC for operator charges totaled $473,065 for the year ended December 31, 2006. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to 7/10’s of 1% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Since there were not sufficient funds available for distribution management fees were not allocated to the Partnership for the year ended December 31, 2006.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Since there were not sufficient funds available for distribution administrative expenses were not allocated to the Partnership for the year ended December 31, 2006.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the year ended December 31, 2006, a 10% change in the price received for natural gas production would have had an approximate $35,000 impact on our revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

ITEM 8.	Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended December 31, 2006 or in other factors which have materially affected, or is reasonable likely to materially affect the internal controls over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Name	Age as of December 31, 2006	Position
Curtis W. Mewbourne	71	President and Director

J. Roe Buckley	44	Vice President and Chief Financial Officer

Alan Clark	54	Treasurer and Controller

Michael F. Shepard	60	Secretary and General Counsel

Dorothy M. Cuenod	46	Assistant Secretary and Director

Ruth M. Buckley	45	Assistant Secretary and Director

Julie M. Greene	43	Assistant Secretary and Director

Curtis W. Mewbourne, age 71, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 42 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 44, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 54, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 60, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 46, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 45, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 43, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

The organizational structure of the Partnership does not provide for an audit committee and therefore the Partnership does not have an audit committee or financial expert serving in such capacity.

ITEM 11.	Executive Compensation

The Registrant does not have any officers or directors. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Beneficial owners of more than five percent

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
None	None	N/A	N/A

(b)	Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13.	Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the year ended December 31, 2006:

2006
Well charges and supervision charges in accordance with standard industry operating agreements	$473,065

The Registrant participates in oil and gas activities through a drilling program created by the Program. Pursuant to the Program, MD pays approximately 20% of the Program’s capital expenditures and approximately 30% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 30% of the Program’s revenues.

ITEM 14.	Principal Accountant Fees and Services

For the Year Ended
December 31, 2006
Audit Fees	$26,000

The Partnership has retained BDO Seidman, LLP as their independent registered public accounting firm to perform auditing services.

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheet as of December 31, 2006

Statement of operations for the year ended December 31, 2006

Statement of changes in partners’ capital for the year ended December 31, 2006

Statement of cash flows for the year ended December 31, 2006

Notes to financial statements

2.	Financial statement schedules

None.

All required information is in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits

The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

By:	/s/ Curtis W. Mewbourne
Curtis W. Mewbourne
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Curtis W. Mewbourne	President/Director	March 30, 2007
Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President	March 30, 2007
J. Roe Buckley	Chief Financial Officer

/s/ Alan Clark	Treasurer and Controller	March 30, 2007
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 30, 2007
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 30, 2007
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 30, 2007
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 06-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

We have audited the accompanying balance sheet of Mewbourne Energy Partners 06-A, L.P. as of December 31, 2006 and the related statement of operations, changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Partnership Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mewbourne Energy Partners 06-A, L.P. at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas

March 30, 2007

Mewbourne Energy Partners 06-A, L.P.

BALANCE SHEET

December 31, 2006

ASSETS
Cash and cash equivalents	$20,312,671
Accounts receivable, affiliate	391,793
Accounts receivable, other	152,422

Total current assets	20,856,886

Prepaid Well Cost	10,919,730

Oil and gas properties at cost, full cost method	16,117,805
Less accumulated depreciation, depletion, amortization and impairment	(4,016,321)

12,101,484

Total assets	$43,878,100

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$1,067,523

Asset retirement obligation-plugging liability	32,133

Partners’ capital
General partners	36,938,331
Limited partners	5,840,113

Total partners’ capital	42,778,444

Total liabilities and partners’ capital	$43,878,100

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

STATEMENT OF OPERATIONS

For the year ended December 31, 2006

Revenues and other income:
Oil and gas sales	$401,814
Interest income	691,579

1,093,393

Expenses:
Lease operating expense	14,980
Production taxes	29,077
Administrative and general expense	4,328
Depreciation, depletion, and amortization	234,083
Cost ceiling write-down	3,782,238
Asset retirement obligation accretion	243

4,064,949

Net loss	$(2,971,556)

Allocation of net loss:
General partners	$(2,565,879)

Limited partners	$(405,677)

Basic and diluted net loss per limited and general partner interest (50,000 interests outstanding)	$(59.43)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the year ended December 31, 2006

	General Partners	Limited Partners	Total
Balance at December 31, 2005	$0	$0	$0
Capital contributions, net of sales commissions and due diligence fees of $3,669,790 and $580,210, respectively	39,504,210	6,245,790	45,750,000
Net loss	(2,565,879)	(405,677)	(2,971,556)

Balance at December 31, 2006	$36,938,331	$5,840,113	$42,778,444

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

STATEMENT OF CASH FLOWS

For the year ended December 31, 2006

2006
Cash flows from operating activities:
Net loss	$(2,971,556)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	234,083
Cost ceiling write-down	3,782,238
Asset retirement obligation accretion	243
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(391,793)
Accounts receivable, other	(152,422)
Accounts payable, affiliate	1,067,523

Net cash provided by operating activities	1,568,316

Cash flows from investing activities:
Purchase and development of oil and gas properties	(16,085,915)
Prepaid Well Cost	(10,919,730)

Net cash used in investing activities	(27,005,546)

Cash flows from financing activities:
Capital contributions from partners	45,750,000

Net cash provided by financing activities	45,750,000

Net increase in cash and cash equivalents	20,312,671
Cash and cash equivalents, end of period	$20,312,671

Supplemental Cash Flow Information:
Non-cash increase to oil & gas properties related to:
Asset retirement obligation liabilities assumed	$31,890

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 06-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Programs, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner equity interests and $6,826,000 were sold to 234 subscribers as limited partner equity interests. The managing general partner has no equity interest in the partnership.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2006, approximately $5.31 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $3,782,238 for the year ended December 31, 2006. Prepaid well costs represent payments to Mewbourne Oil Company, a related party, for the acquisition, exploration and development of oil and gas properties for which the Partnership is contractually obligated but activities have not yet commenced.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

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

Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents. The Partnership maintains all its cash in one financial institution. At various times throughout the year, the cash amount may be in excess of the amount insured by the Federal Deposit Insurance Corporation.

Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2006, is as follows:

2006
Balance, beginning of period	$0
Liabilities incurred	31,890
Accretion expense	243

Balance, end of period	$32,133

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2006, no material gas imbalances between the Partnership and other working interest owners existed.

Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2.	Organization and Related Party Transactions:

The Partnership was organized on November 16, 2005. In accordance with the laws of the state of Delaware, MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $473,065 for the year ended December 31, 2006. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to 7/10’s of 1% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Since there were not sufficient funds available for distribution management fees were not allocated to the Partnership for the year ended December 31, 2006.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Since there were not sufficient funds available for distribution administrative expenses were not allocated to the Partnership for the year ended December 31, 2006.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Reconciliation of Net income per Statement of Operations with Net loss per Federal Income Tax Return:

The following is a reconciliation of net income per statement of operations with net loss per federal income tax return for the year ended December 31, 2006:

2006
Net loss per statement of operations	$(2,971,556)
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(23,426,259)
Depreciation, depletion and amortization for financial reporting purposes excess over amounts for tax reporting purposes	148,420
Cost ceiling write-down for financial reporting purposes under amounts for tax reporting purposes	3,782,238
ARO accretion expense for financial reporting purposes	243

Net loss per federal income tax return before tentative tax depletion	$(22,466,914)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $19,495,358 at December 31, 2006.

4.	Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for 2006 are as follows:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenues	0	0	0	401,814
Gross profit (loss) (a)	0	0	(493)	(3,662,642	) (b)
Net loss	0	0	171,023	(3,142,579	) (b)
Basic and diluted net (loss) per limited and general partner interest (50,000 interests outstanding)	0.00	0.00	3.42	(62.85)

(a)	Total revenue less operating costs.
(b)	Includes cost ceiling write-down of 3,782,238.

5.	Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2006:

2006
Costs incurred for the year:
Development	$16,085,915

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2006, are as follows:

2006
Cost of oil and natural gas properties at year-end:
Producing assets – Proved properties	$10,775,899
Incomplete construction – Unproved properties	5,310,016
Asset retirement obligation	31,890

Total capitalized cost	16,117,805
Accumulated depreciation, depletion, amortization and impairment	(4,016,321)

Net capitalized costs	$12,101,484

Estimated Net Quantities of Proved Oil and Gas Reserves:

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by MOC’s petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2006. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil and Condensate (bbls of Oil)	Natural Gas (Thousands of Cubic Feet)
	(In thousands)
Balance December 31, 2005	0	0
Discoveries	37	2,386
Production	(1)	(52)

Balance at December 31, 2006 (1)	36	2,334

(1)	All of these reserves are categorized as proved developed as of December 31, 2006.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.