Form 10-Q
period 2007-03-31
Mewbourne Energy Partners 06-A, L.P.
filed 2007-05-15
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Mewbourne Energy Partners 06-A, L.P.

Mewbourne Energy Partners 06-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$18,373,741	$20,312,671
Accounts receivable, affiliate	2,249,285	391,793
Accounts receivable, other	77,333	152,422

Total current assets	20,700,359	20,856,886

Prepaid well costs	—	10,919,730

Oil and gas properties at cost, full cost method	31,669,956	16,117,805
Less accumulated depreciation, depletion, amortization and impairment	(5,160,964)	(4,016,321)

	26,508,992	12,101,484

Total assets	$47,209,351	$43,878,100

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$4,179,461	$1,067,523

Asset retirement obligation	75,836	32,133

Partners’ capital
General partners	37,089,967	36,938,331
Limited partners	5,864,087	5,840,113

Total partners’ capital	42,954,054	42,778,444

Total liabilities and partners’ capital	$47,209,351	$43,878,100

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007

(Unaudited)

Revenues and other income:

Oil and gas sales	$2,886,859
Interest income	235,099

Total revenues and other income	3,121,958

Expenses:

Lease operating expense	73,087
Production taxes	259,948
Administrative and general expense	17,900
Depreciation, depletion, and amortization	1,144,643
Asset retirement obligation accretion	770

Net income	$1,625,610

Allocation of net income:
General partners	$1,403,682

Limited partners	$221,928

Basic and diluted net income per limited and general partner interest (50,000 interests outstanding)	$32.51

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007

(Unaudited)

Cash flows from operating activities:
Net income	$1,625,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,144,643
Asset retirement obligation accretion	770
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,857,492)
Accounts receivable, other	75,089
Accounts payable, affiliate	3,111,938

Net cash provided by operating activities	4,100,558

Cash flows from investing activities:
Purchase and development of oil and gas properties	(4,589,488)

Net cash used in investing activities	(4,589,488)

Cash flows from financing activities:
Cash distributions to partners	(1,450,000)

Net cash used in financing activities	(1,450,000)

Net decrease in cash and cash equivalents	(1,938,930)
Cash and cash equivalents, beginning of period	20,312,671

Cash and cash equivalents, end of period	$18,373,741

Supplemental Cash Flow Information:
Non-cash increase to oil & gas properties related to:
Asset retirement obligation liabilities assumed	$42,933

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2007

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2006	$36,938,331	$5,840,113	$42,778,444
Cash distributions	(1,252,046)	(197,954)	(1,450,000)
Net income	1,403,682	221,928	1,625,610

Balance at March 31, 2007	$37,089,967	$5,864,087	$42,954,054

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2006, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 06-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. In accordance with the partnership agreement sales commissions and due diligence fees of $4,250,000 have been netted against investor contributions. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Since the partnership was not funded until September 1, 2006, no business was conducted by the Partnership during the period ended March 31, 2006, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2007, approximately $6.5 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2007, is as follows:

Balance, beginning of period	$32,133
Liabilities incurred	42,933
Accretion expense	770

Balance, end of period	$75,836

4. Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Services and operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to .7% of the subscriptions by the investor partners to the partnership. The Partnership will include the management fee as part of the full cost pool pursuant to Rule 4-10(c)(6)(iii) and (iv) of Regulation S-X.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

5. Supplemental Cash Flow Information

During the three months ended March 31, 2007, the Partnership recorded non-cash increases to our oil and gas properties related to the (i) reclassification of prepaid well cost totaling $10,919,730.

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

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000. The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 54 wells. Of the 54 wells 41 were productive, 1 well was plugged and abandoned and 12 wells were incomplete as of March 31, 2007.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $16,520,898 at March 31, 2007.

During the three months ended March 31, 2007, the Partnership made cash distributions to the investor partners in the amount of $1,450,000. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income during the period from January 1, 2007 to March 31, 2007 totaled $3,121,958, and consisted of oil and gas sales of $2,886,659 and interest income of $235,099. Production volumes during the period ended March 31, 2007 were approximately 3,809 bbls of oil and 390,216 mcf of gas at corresponding average realized prices of $56.50 per bbl of oil and $6.85 per mcf of gas. Expenses totaling $1,496,348, consisting primarily of lease operating expenses in the amount of $73,087, production taxes in the amount of $259,948, and, depreciation, depletion, and amortization in the amount of $1,144,643 resulted in net income for the period of $1,625,610. The Partnership’s oil and gas production should increase during the remainder of 2007 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2007 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during 2007 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2006. No corresponding activities, therefore, occurred during the period from January 1, 2006 through March 31, 2006.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2007, a 10% change in the price received for natural gas production would have had an approximate $266,000 impact on our revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended March 31, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Mewbourne Energy Partners 06-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: May 15, 2007

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.