Form 10-Q
period 2007-06-30
Mewbourne Energy Partners 06-A, L.P.
filed 2007-08-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Mewbourne Energy Partners 06-A, L.P.

Mewbourne Energy Partners 06-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,102,108	$20,312,671
Accounts receivable, affiliate	3,881,645	391,793
Accounts receivable, other	46,667	152,422

Total current assets	15,030,420	20,856,886

Prepaid well costs	—	10,919,730

Oil and gas properties at cost, full cost method	42,186,427	16,117,805
Less accumulated depreciation, depletion, amortization and impairment	(7,056,927)	(4,016,321)

	35,129,500	12,101,484

Total assets	$50,159,920	$43,878,100

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$7,202,777	$1,067,523

Asset retirement obligation	130,020	32,133

Partners’ capital
General partners	36,980,365	36,938,331
Limited partners	5,846,758	5,840,113

Total partners’ capital	42,827,123	42,778,444

Total liabilities and partners’ capital	$50,159,920	$43,878,100

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and

the six months ended June 30, 2007

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
Revenues and other income:

Oil and gas sales	$5,030,965	$7,917,824
Interest income	187,459	422,558

Total revenues and other income	5,218,424	8,340,382

Expenses:

Lease operating expense	130,374	203,461
Production taxes	394,046	653,994
Administrative and general expense	122,579	140,479
Depreciation, depletion, and amortization	1,895,963	3,040,606
Asset retirement obligation accretion	1,393	2,163

Net income	$2,674,069	$4,299,679

Allocation of net income:
General partners	$2,309,005	$3,712,687

Limited partners	$365,064	$586,992

Basic and diluted net income per limited and general partner interest (50,000 interests outstanding)	$53.48	$85.99

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007

(Unaudited)

2007
Cash flows from operating activities:
Net income	$4,299,679
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,040,606
Asset retirement obligation accretion	2,163
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(3,489,852)
Accounts receivable, other	105,755
Accounts payable, affiliate	6,135,254

Net cash provided by operating activities	10,093,605

Cash flows from investing activities:
Purchase and development of oil and gas properties	(15,053,168)

Net cash used in investing activities	(15,053,168)

Cash flows from financing activities:
Cash distributions to partners	(4,251,000)

Net cash used in financing activities	(4,251,000)

Net decrease in cash and cash equivalents	(9,210,563)

Cash and cash equivalents, beginning of period	20,312,671

Cash and cash equivalents, end of period	$11,102,108

Supplemental Cash Flow Information:
Non-cash increase to oil & gas properties related to:
Asset retirement obligation liabilities assumed	$95,724

Accrual of well cost	$2,956,553

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2007

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2006	$36,938,331	$5,840,113	$42,778,444
Cash distributions	(3,670,653)	(580,347)	(4,251,000)
Net income	3,712,687	586,992	4,299,679

Balance at June 30, 2007	$36,980,365	$5,846,758	$42,827,123

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 06-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. In accordance with the partnership agreement sales commissions and due diligence fees of $4,250,000 have been netted against investor contributions. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Since the partnership was not funded until September 1, 2006, no business was conducted by the Partnership during the period ended June 30, 2006, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2007, approximately $3.7 million of capitalized costs were excluded from amortization on wells in progress. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2007, is as follows:

Balance, beginning of period	$32,133
Liabilities incurred	95,724
Accretion expense	2,163

Balance, end of period	$130,020

4.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000. The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 72 wells. Of the 72 wells 61 were productive, 2 wells were plugged and abandoned and 9 wells were incomplete as of June 30, 2007.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $7,827,643 at June 30, 2007.

During the six months ended June 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $4,251,000. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income for the three month period ended June 30, 2007 totaled $5,218,424, and consisted of oil and gas sales of $5,030,965 and interest income of $187,459. Production volumes for the three months ended June 30, 2007 were approximately 8,819 bbls of oil and 633,334 mcf of gas at corresponding average realized prices of $61.08 per bbl of oil and $7.08 per mcf of gas. Expenses totaling $2,544,355, consisting primarily of lease operating expenses in the amount of $130,374, production taxes in the amount of $394,046, depreciation, depletion, and amortization in the amount of $1,895,963, and administrative and general expenses of $122,579 resulted in net income for the three month period ended June 30, 2007 of $2,674,069.

Revenues and other income for the six month period ended June 30, 2007 totaled $8,340,382, and consisted of oil and gas sales of $7,917,824 and interest income of $422,558. Production volumes for the six months ended June 30, 2007 were approximately 12,728 bbls of oil and 1,023,550 mcf of gas at corresponding average realized prices of $59.71 per bbl of oil and $6.99 per mcf of gas. Expenses totaling $4,040,703, consisting primarily of lease operating expenses in the amount of $203,461, production taxes in the amount of $653,994, depreciation, depletion, and amortization in the amount of $3,040,606, and administrative and general expenses of $140,479 resulted in net income for the six month period ended June 30, 2007 of $4,299,679 The Partnership’s oil and gas production should increase during the remainder of 2007 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2007 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during 2007 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2006. No corresponding activities, therefore, occurred during the period from January 1, 2006 through June 30, 2006.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $716,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended June 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Date: August 14, 2007

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