Form 10-Q
period 2007-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2007-11-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Mewbourne Energy Partners 06-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and 2006	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2007 and 2006	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Disclosure Controls and Procedures	11

Part II – Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	12

Mewbourne Energy Partners 06-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$885,617	$20,312,671
Accounts receivable, affiliate	9,524,395	391,793
Accounts receivable, other	4,951	152,422

Total current assets	10,414,963	20,856,886

Prepaid well costs	—	10,919,730

Oil and gas properties at cost, full cost method	42,745,123	16,117,805
Less accumulated depreciation, depletion, amortization and impairment	(8,618,649)	(4,016,321)

	34,126,474	12,101,484

Total assets	$44,541,437	$43,878,100

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$3,428,500	$1,067,523
Asset retirement obligation	148,240	32,133
Partners’ capital
General partners	35,372,197	36,938,331
Limited partners	5,592,500	5,840,113

Total partners’ capital	40,964,697	42,778,444

Total liabilities and partners’ capital	$44,541,437	$43,878,100

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2007 and

the nine months ended September 30, 2007

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Revenues and other income:

Oil and gas sales	$4,574,909	$—	$12,492,733	$—
Interest income	67,790	171,516	490,338	171,516
Gain on settlement of ARO	159	—	159	—

Total revenues and other income	4,642,848	171,516	12,983,230	171,516

Expenses:

Lease operating expense	173,623	179	377,084	179
Production taxes	232,730	—	886,724	—
Administrative and general expense	183,550	314	324,029	314
Depreciation, depletion, and amortization	1,562,722	—	4,602,328	—
Asset retirement obligation accretion	2,649	—	4,812	—

Total expenses	2,154,274	493	6,194,977	493

Net income	$2,488,574	$171,023	$6,788,253	$171,023

Allocation of net income:
General partners	$2,148,834	$147,572	$5,861,521	$147,572

Limited partners	$339,740	$23,451	$926,732	$23,451

Basic and diluted net income per limited and general partner interest (50,000 interests outstanding)	$49.77	$3.42	$135.77	$3.42

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$6,788,253	$171,023
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of ARO	(159)	—
Depreciation, depletion, and amortization	4,602,328	—
Asset retirement obligation accretion	4,812	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(9,132,602)	—
Accounts receivable, other	147,471	(146,667)
Accounts payable, affiliate	2,360,977	368,108

Net cash provided by operating activities	4,771,080	392,464

Cash flows from investing activities:
Purchase and development of oil and gas properties	(26,515,864)	(367,814)
Prepaid well cost	10,919,730	—

Net cash used in investing activities	(15,596,134)	(367,814)

Cash flows from financing activities:
Cash distributions to partners	(8,602,000)	—
Capital contributions from partners, net of sales commissions and due diligence fees of $ 4,250,000	—	45,750,000

Net cash provided by (used in) financing activities	(8,602,000)	45,750,000

Net increase (decrease) in cash and cash equivalents	(19,427,054)	45,774,650
Cash and cash equivalents, beginning of period	20,312,671	—

Cash and cash equivalents, end of period	$885,617	$45,774,650

Supplemental Cash Flow Information:
Non-cash increase to oil & gas properties related to:
Asset retirement obligation liabilities assumed	$111,295

Accrual of well cost	$1,509,353

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2007

(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2006	$36,938,331	$5,840,113	$42,778,444
Cash distributions	(7,427,655)	(1,174,345)	(8,602,000)
Net income	5,861,521	926,732	6,788,253

Balance at September 30, 2007	$35,372,197	$5,592,500	$40,964,697

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 06-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. Of this amount $45,750,000 was available after sales commissions and due diligence fees were paid. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2007, approximately $2.4 million of capitalized costs were excluded from amortization on wells in progress. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2007, is as follows:

Balance, beginning of period	$32,133
Liabilities incurred	111,295
Accretion expense	4,812

Balance, end of period	$148,240

4.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000. The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 81 wells. Of the 81 wells 73 were productive, 3 wells were plugged and abandoned and 5 wells were incomplete as of September 30, 2007.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $6,986,463 at September 30, 2007.

During the nine months ended September 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $8,602,000. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income for the three month period ended September 30, 2007 totaled $4,642,848, and consisted of oil and gas sales of $4,574,909, interest income of $67,780 and gain on settlement of ARO of $159. Production volumes for the three months ended September 30, 2007 were approximately 13,633 bbls of oil and 615,508 mcf of gas at corresponding average realized prices of $71.19 per bbl of oil and $5.86 per mcf of gas. Expenses totaling $2,154,474, consisting primarily of lease operating expenses in the amount of $173,623, production taxes in the amount of $232,730, depreciation, depletion, and amortization in the amount of $1,561,722, and administrative and general expenses of $183,550 resulted in net income for the three month period ended September 30, 2007 of $2,488,574.

Revenues and other income for the nine month period ended September 30, 2007 totaled $12,983,230, and consisted of oil and gas sales of $12,492,733, interest income of $490,338 and gain on settlement of ARO of $159. Production volumes for the nine months ended September 30, 2007 were approximately 26,361 bbls of oil and 1,639,058 mcf of gas at corresponding average realized prices of $65.65 per bbl of oil and $6.57 per mcf of gas. Expenses totaling $6,194,977, consisting primarily of lease operating expenses in the amount of $377,084, production taxes in the amount of $886,724, depreciation, depletion, and amortization in the amount of $4,602,328, and administrative and general expenses of $324,029 resulted in net income for the nine month period ended September 30, 2007 of $6,788,253 The Partnership’s oil and gas production should increase during the remainder of 2007 as additional wells are completed and oil and gas production is sold. Interest income should decrease for the remainder of 2007 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during 2007 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2006. Revenues and other income from the period from January 1, 2006 through September 30, 2006 totaled $171,516 of interest income. Expenses totaling $493 of lease operating expenses in the amount of $179, and administrative and general expense of $314 resulted in net income for the period of $171,023.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $1,077,000 impact on our revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended September 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Date: November 14, 2007

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