Form 10-Q
period 2008-03-31
Mewbourne Energy Partners 06-A, L.P.
filed 2008-05-13
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-131978

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Delaware	20-3791421
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 06-A, LP

MEWBOURNE ENERGY PARTNERS 06-A, LP

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,564,089	$2,656,468
Accounts receivable, affiliate	4,503,574	3,656,728
Accounts receivable, other	5,717	2,508

Total current assets	7,073,380	6,315,704

Oil and gas properties at cost, full-cost method	44,824,505	44,115,016
Less accumulated depreciation, depletion, amortization and impairment	(12,019,065)	(10,170,084)

	32,805,440	33,944,932

Total assets	$39,878,820	$40,260,636

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$601,724	$296,873

Total current liabilities	601,724	296,873

Asset retirement obligation	158,407	173,483
Partners’ capital:
General partners	—	34,358,111
Limited partners	39,118,689	5,432,169

Total partners’ capital	39,118,689	39,790,280

Total liabilities and partners’ capital	$39,878,820	$40,260,636

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, LP

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues and other income
Oil and gas sales	$6,743,104	$2,886,859
Interest income	21,248	235,099

Total revenues and other income	6,764,352	3,121,958

Expenses
Lease operating expense	244,393	73,087
Production taxes	521,388	259,948
Administrative and general expense	193,795	17,900
Depreciation, depletion, and amortization	1,848,981	1,144,643
Asset retirement obligation accretion	2,386	770

Total expenses	2,810,943	1,496,348

Net income	$3,953,409	$1,625,610

Allocation of net income
General partners	$—	$1,403,682

Limited partners	$3,953,409	$221,928

Basic and diluted net income per general and limited partner interest (50,000 interests outstanding)	$79.07	$32.51

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, LP

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,953,409	$1,625,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,848,981	1,144,643
Asset retirement obligation accretion	2,386	770
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(846,846)	(1,857,492)
Accounts receivable, other	(3,209)	75,089
Accounts payable, affiliate	304,851	3,111,938

Net cash provided by operating activities	5,259,572	4,100,558

Cash flows from investing activities:
Purchase and development of oil and gas properties	(726,951)	(15,509,218)
Prepaid well costs	—	10,919,730

Net cash used in investing activities	(726,951)	(4,589,488)

Cash flows from financing activities:
Cash distributions to partners	(4,625,000)	(1,450,000)

Net cash used in financing activities	(4,625,000)	(1,450,000)

Net decrease in cash and cash equivalents	(92,379)	(1,938,930)
Cash and equivalents, beginning of period	2,656,468	20,312,671

Cash and equivalents, end of period	$2,564,089	$18,373,741

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(17,462)	$42,933

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, LP

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the three months ended March 31, 2008

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2007	$34,358,111	$5,432,169	$39,790,280
Conversion of general partner interests to limited partner interests	(34,358,111)	34,358,111	—
Cash distributions	—	(4,625,000)	(4,625,000)
Net income	—	3,953,409	3,953,409

Balance at March 31, 2008	$—	$39,118,689	$39,118,689

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 06-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2007, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. However, the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The adoption of SFAS No. 157 did not impact our financial position, results of operations, or cash flows. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing.

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 06-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. Of this amount, $45,750,000 was available after sales commissions and due diligence fees were paid. During the quarter ended March 31, 2008, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2008, all capitalized costs were subject to amortization, while at March 31, 2007, approximately $6.5 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves. Unproven property is assessed for impairment based on the lower of cost or fair value. There were no cost ceiling write-downs for the three month periods ended March 31, 2008 and 2007.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2008 and the year ended December 31, 2007 is as follows:

	2008	2007
Balance, beginning of period	$173,483	$32,133
Liabilities incurred	—	132,146
Liabilities reduced	(17,462)	—
Accretion expense	2,386	9,204

Balance, end of period	$158,407	$173,483

4.	Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to .7% of the subscriptions by the investor partners to the Partnership. Effective January 1, 2006 the Partnership has elected to include the management fee as part of the full cost pool pursuant to Rule 4-10(c)(6)(iii) and (iv) of Regulation S-X.

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

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the "Program"). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000. During the quarter ended March 31, 2008, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of eighty-one wells. Seventy-eight wells were drilled and were productive and three wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $6,471,656 at March 31, 2008.

During the three months ended March 31, 2008 the Partnership made cash distributions to the investor partners in the amount of $4,625,000 as compared to $1,450,000 for the three months ended March 31, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

Oil and gas revenues

	Three Months Ended March 31,
	2008	2007
Oil and gas sales	$6,743,104	$2,886,859
Barrels produced	11,238	3,809
Mcf produced	697,534	390,216
Average price/bbl	$95.15	$56.50
Average price/mcf	$8.13	$6.85

As shown in the table above, total oil and gas sales increased by $3,856,245 (133.6%) for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Of this increase, $706,795 and $2,499,770, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased by 7,429 bbls of oil and 307,318 mcf of gas for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase in volumes of oil and gas sold was primarily due to the addition of thirty-eight new wells completed and productive since March 31, 2007. In addition to increased oil and gas sales related to volumes, $147,225 and $502,455, respectively, were related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $95.15 per bbl and $8.13 per mcf for the three months ended March 31, 2008 from $56.50 per bbl and $6.85 per mcf for the three months ended March 31, 2007.

Interest income. Interest income was $21,248 during the three months ended March 31, 2008 as compared to $235,099 during the three month period ended March 31, 2007. Interest income decreased in 2008 as available cash was utilized for drilling and equipping of wells.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2008 totaled $244,393 compared to $73,087 for the period ended March 31, 2007. Production taxes during the period ended March 31, 2008 totaled $521,388 as compared to $259,948 for the period ended March 31, 2007. Lease operating expenses and production taxes increased as a result of additional wells being completed and producing.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2008 totaled $1,848,981, compared to $1,144,643 for the three month period ended March 31, 2007. The increase was due to an additional thirty-eight new wells completed and productive since March 31, 2007.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2008 totaled $193,795 compared to $17,900 for the three month period ended March 31, 2007. The overall increase is due to increased administrative expenses allocable to the partnership for the period ended March 31, 2008 and higher general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2008, a 10% change in the price received for natural gas production would have had an approximate $567,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended March 31, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: May 13, 2008

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