Form 10-Q
period 2008-06-30
Mewbourne Energy Partners 06-A, L.P.
filed 2008-08-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,790,863	$2,656,468
Accounts receivable, affiliate	5,231,449	3,656,728
Accounts receivable, other	3,365	2,508

Total current assets	7,025,677	6,315,704

Oil and gas properties at cost, full-cost method	46,344,011	44,115,016
Less accumulated depreciation, depletion, amortization and impairment	(13,698,969)	(10,170,084)

	32,645,042	33,944,932

Total assets	$39,670,719	$40,260,636

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,679,938	$296,873

Total current liabilities	1,679,938	296,873

Asset retirement obligation	164,758	173,483

Partners’ capital
General partners	—	34,358,111
Limited partners	37,826,023	5,432,169

Total partners’ capital	37,826,023	39,790,280

Total liabilities and partners’ capital	$39,670,719	$40,260,636

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008 and 2007 and

the six months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues and other income
Oil and gas sales	$7,601,678	$5,030,965	$14,344,782	$7,917,824
Interest income	12,851	187,459	34,099	422,558

Total revenues and other income	7,614,529	5,218,424	14,378,881	8,340,382

Expenses
Lease operating expense	153,884	130,374	398,277	203,461
Production taxes	558,188	394,046	1,079,576	653,994
Administrative and general expense	234,379	122,579	428,174	140,479
Depreciation, depletion, and amortization	1,679,904	1,895,963	3,528,885	3,040,606
Asset retirement obligation accretion	3,340	1,393	5,726	2,163

Total expenses	2,629,695	2,544,355	5,440,638	4,040,703

Net income	$4,984,834	$2,674,069	$8,938,243	$4,299,679

Allocation of net income
General partners	$—	$2,309,005	$—	$3,712,687

Limited partners	$7,906,818	$365,064	$3,953,409	$586,992

Basic and diluted net income per partner interest (50,000 interests outstanding)	$99.70	$53.48	$178.76	$85.99

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,938,243	$4,299,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,528,885	3,040,606
Asset retirement obligation accretion	5,726	2,163
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,574,721)	(3,489,852)
Accounts receivable, other	(857)	105,755
Accounts payable, affiliate	1,383,065	6,135,254

Net cash provided by operating activities	12,280,341	10,093,605

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,243,446)	(15,053,168)

Net cash used in investing activities	(2,243,446)	(15,053,168)

Cash flows from financing activities:
Cash distributions to partners	(10,902,500)	(4,251,000)

Net cash used in financing activities	(10,902,500)	(4,251,000)

Net decrease in cash and cash equivalents	(865,605)	(9,210,563)

Cash and equivalents, beginning of period	2,656,468	20,312,671

Cash and equivalents, end of period	$1,790,863	$11,102,108

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to:
Asset retirement obligation liabilities	$(14,451)	$95,724

Accrual of well cost	$—	$2,956,553

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2008

(Unaudited)

	General Partners	Limited Partners	Total

Balance at December 31, 2007	$34,358,111	$5,432,169	$39,790,280
Conversion of general partner interests to limited partner interests	(34,358,111)	34,358,111	—
Cash distributions	—	(10,902,500)	(10,902,500)
Net income	—	8,938,243	8,938,243

Balance at June 30, 2008	$—	$37,826,023	$37,826,023

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 06-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. During the quarter ended March 31, 2008, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2008, all capitalized costs were subject to amortization, while at June 30, 2007, approximately $3.7 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Balance, beginning of period	$173,483	$32,133
Liabilities incurred	3,535	132,146
Liabilities reduced	(17,986)	—
Accretion expense	5,726	9,204

Balance, end of period	$164,758	$173,483

4.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000. During the quarter ended March 31, 2008, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of eighty-three wells. Eighty wells were drilled and were productive and three wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $5,345,739 at June 30, 2008.

During the six months ended June 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $10,902,500 as compared to $4,251,000 for the six months ended June 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Oil and gas revenues	Three Months Ended June 30,
	2008	2007
Oil and gas sales	$7,601,678	$5,030,965
Barrels produced	10,757	8,918
Mcf produced	657,027	633,334
Average price/bbl	$122.35	$61.08
Average price/mcf	$9.57	$7.08

As shown in the table above, total oil and gas sales increased $2,570,713 (51.1%) for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Of this increase, $224,963 and $226,671, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased by 1,839 bbls of oil and 23,693 mcfs of gas for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase in volumes of oil and gas sold was due to the additional number of wells.

In addition, $546,433 and $1,572,646, respectively, were related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $122.35 per bbl and $9.57 per mcf for the three months ended June 30, 2008 from $61.08 per bbl and $7.08 per mcf for the three months ended June 30, 2007.

Interest income. Interest income was $12,851 for the three months ended June 30, 2008 as compared to $187,459 for the three month period ended June 30, 2007. Interest income decreased in 2008 as available cash was utilized for drilling and equipping of wells.

Production taxes. Production taxes during the three month period ended June 30, 2008 increased to $558,188 from $394,046 for the three month period ended June 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the three month period ended June 30, 2008 increased to $153,884 from $130,374 for the three month period ended June 30, 2007 due to the additional number of wells.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2008 decreased to $1,679,904 from $1,895,963 for the three month period ended June 30, 2007. The decrease was due to additional wells becoming productive. This increased the total amount of the reserves, thereby lowering the rate of depreciation, depletion and amortization.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2008 totaled $234,379 compared to $122,579 for the three month period ended June 30, 2007. The overall increase was due to increased administrative expenses allocable to the Partnership for the six month period ended June 30, 2008 and higher general expenses for reporting costs.

Results of Operations

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Oil and gas revenues	Six Months Ended June 30,
	2008	2007
Oil and gas sales	$14,344,782	$7,917,824
Barrels produced	21,994	12,728
Mcf produced	1,354,561	1,023,550
Average price/bbl	$108.45	$59.71
Average price/mcf	$8.83	$6.99

As shown in the table above, total oil and gas sales increased $6,426,958 (81.2%) for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Of this increase, $1,005,066 and $2,921,468, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased by 9,266 bbls of oil and 331,011 mcfs of gas for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase in volumes of oil and gas sold was due to the additional number of wells.

In addition, $620,350 and $1,880,074, respectively, were related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $108.45 per bbl and $8.83 per mcf for the six months ended June 30, 2008 from $59.71 per bbl and $6.99 per mcf for the six months ended June 30, 2007.

Interest income. Interest income was $34,099 for the six months ended June 30, 2008 as compared to $422,558 for the six month period ended June 30, 2007. Interest income decreased in 2008 as available cash was utilized for drilling and equipping of wells.

Production taxes. Production taxes during the six month period ended June 30, 2008 increased to $1,079,576 from $653,994 for the six month period ended June 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the six month period ended June 30, 2008 increased to $398,277 from $203,461 for the six month period ended June 30, 2007 due to the additional number of wells.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2008 increased to $3,528,885 from $3,040,606 for the six month period ended June 30, 2007. This was due to the increase in the full cost pool during the early part of 2008 as additional wells became productive and were added.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2008 totaled $428,174 compared to $140,479 for the six month period ended June 30, 2007. The overall increase was due to increased administrative expenses allocable to the Partnership for the six month period ended June 30, 2008 and higher general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $1,196,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended June 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 14, 2008

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