Form 10-Q
period 2008-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2008-11-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2008 and 2007	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2008	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$316,724	$2,656,468
Accounts receivable, affiliate	3,509,473	3,656,728
Accounts receivable, other	445	2,508

Total current assets	3,826,642	6,315,704

Oil and gas properties at cost, full-cost method	46,776,587	44,115,016
Less accumulated depreciation, depletion, amortization and impairment	(23,783,108)	(10,170,084)

	22,993,479	33,944,932

Total assets	$26,820,121	$40,260,636

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$429,933	$296,873

Total current liabilities	429,933	296,873

Asset retirement obligation	166,187	173,483

Partners’ capital
General partners	—	34,358,111
Limited partners	26,224,001	5,432,169

Total partners’ capital	26,224,001	39,790,280

Total liabilities and partners’ capital	$26,820,121	$40,260,636

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007 and

the nine months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues and other income
Oil sales	$911,535	$970,618	$3,296,903	$1,730,571
Gas sales	4,714,758	3,604,291	16,674,172	10,762,162
Interest income	2,735	67,780	36,834	490,338

Total revenues and other income	5,629,028	4,642,689	20,007,909	12,983,071

Expenses
Lease operating expense	171,460	173,623	569,737	377,084
Production taxes	246,204	232,730	1,325,780	886,724
Administrative and general expense	114,794	183,550	542,968	324,029
Depreciation, depletion, and amortization	1,654,360	1,561,722	5,183,245	4,602,328
Cost ceiling write-down	8,429,780	—	8,429,780	—
Asset retirement obligation accretion	1,952	2,490	7,678	4,653

Total expenses	10,618,550	2,154,115	16,059,188	6,194,818

Net income (loss)	$(4,989,522)	$2,488,574	$3,948,721	$6,788,253

Allocation of net income (loss)
General partners	$—	$2,148,834	$—	$5,861,521

Limited partners	$(4,989,522)	$339,740	$3,948,721	$926,732

Basic and diluted net income (loss) per partner interest (50,000 interests outstanding)	$(99.79)	$49.77	$78.97	$135.77

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,948,721	$6,788,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	5,183,245	4,602,328
Cost ceiling write-down	8,429,780	—
Asset retirement obligation accretion	7,678	4,653
Changes in operating assets and liabilities:
Accounts receivable, affiliate	147,255	(9,132,602)
Accounts receivable, other	2,063	147,471
Accounts payable, affiliate	133,060	2,360,977

Net cash provided by operating activities	17,851,802	4,771,080

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,676,546)	(26,515,864)
Prepaid well costs	—	10,919,730

Net cash used in investing activities	(2,676,546)	(15,596,134)

Cash flows from financing activites:
Cash distributions to partners	(17,515,000)	(8,602,000)

Net cash used in financing activities	(17,515,000)	(8,602,000)

Net decrease in cash and cash equivalents	(2,339,744)	(19,427,054)
Cash and equivalents, beginning of period	2,656,468	20,312,671

Cash and equivalents, end of period	$316,724	$885,617

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(14,974)	$111,295

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2008

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2007	$34,358,111	$5,432,169	$39,790,280
Conversion of general partner interests to limited partner interests	(34,358,111)	34,358,111	—
Cash distributions	—	(17,515,000)	(17,515,000)
Net income	—	3,948,721	3,948,721

Balance at September 30, 2008	$—	$26,224,001	$26,224,001

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2008, all capitalized costs were subject to amortization, while at September 30, 2007, approximately $2.4 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $8,429,780 at September 30, 2008, caused by lower oil and gas prices on that date.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$173,483	$32,133
Liabilities incurred	3,535	132,146
Liabilities reduced	(18,509)	—
Accretion expense	7,678	9,204

Balance, end of period	$166,187	$173,483

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $3,396,709 at September 30, 2008.

During the nine months ended September 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $17,515,000 as compared to $8,602,000 for the nine months ended September 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007
Oil sales	$911,535	$970,618
Barrels produced	7,902	13,633
Average price/bbl	$115.35	$71.19
Gas sales	$4,714,758	$3,604,291
Mcf produced	586,114	615,508
Average price/mcf	$8.04	$5.86

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $1,051,384, a 23.0% increase, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Of this increase, $602,016 and $1,346,915 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $115.35 from $71.19 per bbl and to $8.04 from $5.86 per mcf for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Those increases were partially offset by reductions in revenue of $661,099 and $236,448, from decreases in volumes of oil and gas sold, respectively. Volumes decreased by 5,731 bbls of oil and by 29,394 mcf of gas for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. These reductions in the volumes of oil and gas sold were due to normal declines in production, in which some wells were substantial.

Interest income. Interest income was $2,735 for the three months ended September 30, 2008 as compared to $67,780 for the three month period ended September 30, 2007. Interest income decreased in 2008 as available cash was utilized for drilling and equipping of wells.

Production taxes. Production taxes during the three month period ended September 30, 2008 increased to $246,204 from $232,730 for the three month period ended September 30, 2007 due to increased revenue. This increase was partially offset due to production tax credits for high cost gas wells.

Lease operations. Lease operating expense during the three month period ended September 30, 2008 was $171,460, which was comparable to $173,623 for the three month period ended September 30, 2007.

Cost ceiling write-down. There was a quarterly cost ceiling write-down of $8,429,780 at September 30, 2008, caused by lower oil and gas prices on that date. There was no cost ceiling write-down at September 30, 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2008 was $1,654,360, which was comparable to $1,561,722 for the three month period ended September 30, 2007.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2008 decreased to $114,794 from $183,550 for the three month period ended September 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended September 30, 2008.

Results of Operations

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2008	2007
Oil sales	$3,296,903	$1,730,571
Barrels produced	29,896	26,361
Average price/bbl	$110.28	$65.65
Gas sales	$16,674,172	$10,762,162
Mcf produced	1,940,674	1,639,058
Average price/mcf	$8.59	$6.57

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $7,478,342, a 59.9% increase, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Of this increase, $1,176,495 and $3,320,541 were due to increases in the average prices in oil and gas sold, respectively. Average prices rose to $110.28 from $65.65 per bbl and to $8.59 from $6.57 per mcf for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Also, increases in the volumes of oil and gas sold by 3,535 bbls and 301,616 mcf resulted in an additional growth in sales of $389,837 and $2,591,469, respectively. This was the result of a greater number of wells being productive for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Interest income. Interest income was $36,834 for the nine months ended September 30, 2008 as compared to $490,338 for the nine month period ended September 30, 2007. Interest income decreased in 2008 as available cash was utilized for drilling and equipping of wells.

Production taxes. Production taxes increased to $1,325,780 for the nine month period ended September 30, 2008 from $886,724 for the nine month period ended September 30, 2007 due to increased revenue. This increase was partially offset due to an adjustment to production tax on high cost gas wells.

Lease operations. Lease operating expense during the nine month period ended September 30, 2008 increased to $569,737 from $377,084 for the nine month period ended September 30, 2007 due a greater number of wells in operation for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2008 increased to $5,183,245 from $4,602,328 for the nine month period ended September 30, 2007 due to increased production.

Cost ceiling write-down. There was a quarterly cost ceiling write-down of $8,429,780 at September 30, 2008, caused by lower oil and gas prices on that date. There was no cost ceiling write-down at September 30, 2007.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2008 increased to $542,968 from $324,029 for the nine month period ended September 30, 2007. The overall increase was due to increased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2008 and higher general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $1,667,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended September 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 14, 2008

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