Form 10-Q
period 2009-03-31
Mewbourne Energy Partners 06-A, L.P.
filed 2009-05-15
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$459,048	$22,308
Accounts receivable, affiliate	1,433,233	2,161,501
Accounts receivable, other	—	7,500

Total current assets	1,892,281	2,191,309

Oil and gas properties at cost, full-cost method	47,099,819	46,924,778
Less accumulated depreciation, depletion, amortization and impairment	(35,908,595)	(25,517,813)

	11,191,224	21,406,965

Total assets	$13,083,505	$23,598,274

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$670,020	$248,732

Total current liabilities	670,020	248,732

Asset retirement obligation	172,079	168,799

Partners’ capital	12,241,406	23,180,743

Total liabilities and partners’ capital	$13,083,505	$23,598,274

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues and other income
Oil sales	$188,193	$1,069,256
Gas sales	2,210,297	5,673,848
Interest income	188	21,248

Total revenues and other income	2,398,678	6,764,352

Expenses
Lease operating expense	218,321	244,393
Production taxes	169,956	521,388
Administrative and general expense	115,079	193,795
Depreciation, depletion, and amortization	822,647	1,848,981
Cost ceiling write-down	9,568,135	—
Asset retirement obligation accretion	3,277	2,386

Total expenses	10,897,415	2,810,943

Net income (loss)	$(8,498,737)	$3,953,409

Basic and diluted net income (loss) per limited partner interest (50,000 interests outstanding)	$(169.97)	$79.07

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(8,498,737)	$3,953,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	822,647	1,848,981
Cost ceiling write-down	9,568,135	—
Asset retirement obligation accretion	3,277	2,386
Changes in operating assets and liabilities:
Accounts receivable, affiliate	728,268	(846,846)
Accounts receivable, other	7,500	(3,209)
Accounts payable, affiliate	421,288	304,851

Net cash provided by operating activities	3,052,378	5,259,572

Cash flows from investing activities:
Purchase and development of oil and gas properties	(175,038)	(726,951)

Net cash used in investing activities	(175,038)	(726,951)

Cash flows from financing activities:
Cash distributions to partners	(2,440,600)	(4,625,000)

Net cash used in financing activities	(2,440,600)	(4,625,000)

Net increase (decrease) in cash and cash equivalents	436,740	(92,379)

Cash and cash equivalents, beginning of period	22,308	2,656,468

Cash and cash equivalents, end of period	$459,048	$2,564,089

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$3	$(17,462)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2009

(Unaudited)

Total
Balance at December 31, 2008	$23,180,743

Cash distributions	(2,440,600)

Net loss	(8,498,737)

Balance at March 31, 2009	$12,241,406

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2008, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2009 and 2008, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. At March 31, 2009 there was a $9,568,135 cost ceiling write-down. There was no cost ceiling write-down at March 31, 2008.

3.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests, well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2009 and the year ended December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
Balance, beginning of period	$168,799	$173,483
Liabilities incurred	3	3,535
Liabilities reduced	—	(19,183)
Accretion expense	3,277	10,964

Balance, end of period	$172,079	$168,799

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,222,261 at March 31, 2009.

During the three months ended March 31, 2009, the Partnership made cash distributions to the investor partners in the amount of $2,440,600 as compared to $4,625,000 for the three months ended March 31, 2008. The Partnership expects that cash distributions will continue during 2009 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008
Oil sales	$188,193	$1,069,256
Barrels produced	5,056	11,238
Average price/bbl	$37.22	$95.15

Gas sales	$2,210,297	$5,673,848
Mcf produced	381,213	697,534
Average price/mcf	$5.80	$8.13

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $4,344,614, a 64.4% decline, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Of this decrease, $650,958 and $1,629,502 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $37.22 from $95.15 per bbl and to $5.80 from $8.13 per mcf for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Also included in this decrease were $230,105 and $1,834,049 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 6,182 bbls and 316,321 mcf for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. These decreases in the volumes sold were primarily due to declines in production, which in some wells were substantial.

Lease operations. Lease operating expense during the three month period ended March 31, 2009 totaled $218,321. This was comparable to $244,393 for the three month period ended March 31, 2008.

Production taxes. Production taxes during the three month period ended March 31, 2009 decreased to $169,956 from $521,388 for the three month period ended March 31, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense decreased to $115,079 for the three month period ended March 31, 2009 from $193,795 for the three month period ended March 31, 2008 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2009 decreased to $822,647, from $1,848,981 for the three month period ended March 31, 2008 due to the lower production volumes for the period ended March 31, 2009.

Cost ceiling write-down. There was a $9,568,135 cost ceiling write-down at March 31, 2009 due to lower oil and gas prices on that date. There was no cost ceiling write-down at March 31, 2008.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2009, a 10% change in the price received for natural gas production would have had an approximate $221,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2008 annual report on internal control over financial reporting, and for the quarter ended March 31, 2009, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: May 15, 2009

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