Form 10-Q
period 2009-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2009-11-16
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash	$5,775	$22,308
Accounts receivable, affiliate	872,587	2,161,501
Accounts receivable, other	-	7,500

Total current assets	878,362	2,191,309

Oil and gas properties at cost, full-cost method	47,296,949	46,924,778
Less accumulated depreciation, depletion, amortization and impairment	(36,587,471)	(25,517,813)

	10,709,478	21,406,965

Total assets	$11,587,840	$23,598,274

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$145,202	$248,732

Total current liabilities	145,202	248,732

Asset retirement obligation	178,594	168,799

Partners’ capital	11,264,044	23,180,743

Total liabilities and partners’ capital	$11,587,840	$23,598,274

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2009 and 2008 and

the nine months ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Revenues and other income:
Oil sales	$294,002	$911,535	$789,326	$3,296,903
Gas sales	1,041,410	4,714,758	4,358,372	16,674,172
Interest income	34	2,735	495	36,834

Total revenues and other income	1,335,446	5,629,028	5,148,193	20,007,909

Expenses:
Lease operating expense	159,720	171,460	517,382	569,737
Production taxes	84,394	246,204	325,282	1,325,780
Administrative and general expense	33,532	114,794	270,814	542,968
Depreciation, depletion, and amortization	321,032	1,654,360	1,501,523	5,183,245
Cost ceiling write-down	-	8,429,780	9,568,135	8,429,780
Asset retirement obligation accretion	3,277	1,952	9,829	7,678

Total expenses	601,955	10,618,550	12,192,965	16,059,188

Net income (loss)	$733,491	$(4,989,522)	$(7,044,772)	$3,948,721

Basic and diluted net income (loss) per partner interest
(50,000 interests outstanding)	$14.67	$(99.79)	$(140.90)	$78.97

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,044,772)	$3,948,721
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,501,523	5,183,245
Cost ceiling write-down	9,568,135	8,429,780
Asset retirement obligation accretion	9,829	7,678
Changes in operating assets and liabilities:
Accounts receivable, affiliate	1,288,914	147,255
Accounts receivable, other	7,500	2,063
Accounts payable, affiliate	(103,530)	133,060

Net cash provided by operating activities	5,227,599	17,851,802

Cash flows from investing activities:
Purchase and development of oil and gas properties	(372,205)	(2,676,546)

Net cash used in investing activities	(372,205)	(2,676,546)

Cash flows from financing activities:
Cash distributions to partners	(4,871,927)	(17,515,000)

Net cash used in financing activities	(4,871,927)	(17,515,000)

Net decrease in cash	(16,533)	(2,339,744)

Cash, beginning of period	22,308	2,656,468

Cash, end of period	$5,775	$316,724

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(34)	$(14,974)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2009

(Unaudited)

Total

Balance at December 31, 2008	$23,180,743

Cash distributions	(4,871,927)

Net loss	(7,044,772)

Balance at September 30, 2009	$11,264,044

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. We have evaluated the impact on these condensed financial statements of all subsequent events through November 16, 2009, the date the financial statements were issued.

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 06-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. During 2008, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2009 and 2008, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties There was a cost ceiling write-down of $9,568,135 at March 31, 2009 but none at June 30, 2009 or September 30, 2009. There was a cost ceiling write-down of $8,429,780 at September 30, 2008 but none at March 31, 2008 or June 30, 2008.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2009 and the year ended December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Balance, beginning of period	$168,799	$173,483
Liabilities incurred	3	3,535
Liabilities reduced	(37)	(19,183)
Accretion expense	9,829	10,964

Balance, end of period	$178,594	$168,799

4.	Related Party Transactions

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000. During 2008, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $733,160 at September 30, 2009.

During the nine months ended September 30, 2009, the Partnership made cash distributions to the investor partners in the amount of $4,871,927 as compared to $17,515,000 for the nine months ended September 30, 2008. The Partnership expects that cash distributions will continue during 2009 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008:

	Three Months Ended September 30,
	2009	2008
Oil sales	$294,002	$911,535
Barrels produced	4,546	7,902
Average price/bbl	$64.67	$115.35

Gas sales	$1,041,410	$4,714,758
Mcf produced	319,951	586,114
Average price/mcf	$3.25	$8.04

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $4,290,881, a 76.3 % decline, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Of this decrease, $400,491 and $2,807,013 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $64.67 from $115.35 per bbl and to $3.25 from $8.04 per mcf for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. In addition, $217,042 and $866,335 were due to decreases in the volumes of oil and gas sold by 3,356 bbls and 266,163 mcf. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. In some wells with variable production capacity the Partnership elected to decrease production during periods of lower prices.

Lease operations. Lease operating expense during the three month period ended September 30, 2009 decreased to $159,720 from $171,460 due to fewer well repairs and workovers in the three month period ended September 30, 2009.

Production taxes. Production taxes during the three month period ended September 30, 2009 decreased to $84,394 from $246,204 for the three month period ended September 30, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2009 decreased to $33,532 from $114,794 for the three month period ended September 30, 2008. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended September 30, 2009 and lower general expenses and credits for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2009 decreased to $321,032 from $1,654,360 for the three month period ended September 30, 2008 due to a lower amortizable base at September 30, 2009. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $9,568,135 and the September 30, 2008 cost ceiling write-down of $8,429,780.

Results of Operations

For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

	Nine Months Ended September 30,
	2009	2008
Oil sales	$789,326	$3,296,903
Barrels produced	15,461	29,896
Average price/bbl	$51.05	$110.28

Gas sales	$4,358,372	$16,674,172
Mcf produced	1,054,820	1,940,674
Average price/mcf	$4.13	$8.59

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $14,823,377, a 74.2 % decline, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Of this decrease, $1,770,631 and $8,655,572 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $51.05 from $110.28 per bbl and to $4.13 from $8.59 per mcf for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. In addition, $736,946 and $3,660,228 were due to decreases in the volumes of oil and gas sold by 14,435 bbls and 885,854 mcf. The decreases in volumes of oil and gas sold were primarily due to normal declines in production and to the curtailment of some of the Partnership’s wells during April, 2009 and May, 2009.

Lease operations. Lease operating expense during the nine month period ended September 30, 2009 decreased to $517,382 from $569,737 due to fewer well repairs and workovers in the nine month period ended September 30, 2009.

Production taxes. Production taxes during the nine month period ended September 30, 2009 decreased to $325,282 from $1,325,780 for the nine month period ended September 30, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2009 decreased to $270,814 from $542,968 for the nine month period ended September 30, 2008. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2009 and lower general expenses and credits for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2009 decreased to $1,501,523 from $5,183,245 for the nine month period ended September 30, 2008 due to a lower amortizable base at September 30, 2009. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $9,568,135 and the September 30, 2008 cost ceiling write-down of $8,429,780.

Cost ceiling write-down. There was a cost ceiling write-down of $9,568,135 at March 31, 2009 but none at June 30, 2009 or September 30, 2009. There was a cost ceiling write-down of $8,429,780 at September 30, 2008, but none at March 31, 2008 or June 30, 2008. Both of these write-downs were the result of lower oil and gas prices on those dates.

New Accounting Pronouncements

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Partnership will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership’s financial position, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Partnership’s financial position and results of operations.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. The Partnership does not anticipate any impact of the guidance on its financial position and results of operations.

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changes the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. The Partnership currently is assessing the impact of adoption but does not expect that it will have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2009, a 10% change in the price received for natural gas production would have had an approximate $436,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2008 annual report on internal control over financial reporting, and for the quarter ended September 30, 2009, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

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

Date:                 November 16, 2009

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