Form 10-Q
period 2010-06-30
Mewbourne Energy Partners 06-A, L.P.
filed 2010-08-16
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer	[	]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X	]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]  No [X]

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$3,421	$76,931
Accounts receivable, affiliate	895,412	1,105,497
Prepaid state taxes	15,000	7,500

Total current assets	913,833	1,189,928

Oil and gas properties at cost, full-cost method	47,341,702	47,372,168
Less accumulated depreciation, depletion, amortization and impairment	(37,340,460)	(36,862,767)

	10,001,242	10,509,401

Total assets	$10,915,075	$11,699,329

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$161,305	$158,265

Total current liabilities	161,305	158,265

Asset retirement obligation	188,933	181,871

Partners’ capital	10,564,837	11,359,193

Total liabilities and partners’ capital	$10,915,075	$11,699,329

The accompanying notes are an integral part of the financial statements

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

the six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$286,294	$307,131	$548,315	$495,324
Gas sales	1,067,733	1,106,665	2,473,535	3,316,962
Interest income	82	273	160	461

Total revenues and other income	1,354,109	1,414,069	3,022,010	3,812,747

Expenses:
Lease operating expense	154,362	139,341	346,855	357,662
Production taxes	83,079	70,932	182,467	240,888
Administrative and general expense	78,232	122,203	145,911	237,282
Depreciation, depletion, and amortization	235,156	357,844	477,693	1,180,491
Cost ceiling write-down	-	-	-	9,568,135
Asset retirement obligation accretion	3,531	3,275	7,062	6,552

Total expenses	554,360	693,595	1,159,988	11,591,010

Net income (loss)	$799,749	$720,474	$1,862,022	$(7,778,263)

Basic and diluted net income (loss) per partner interest
(50,000 interests outstanding)	$15.99	$14.41	$37.24	$(155.57)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 1,862,022	$ (7,778,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	477,693	1,180,491
Cost ceiling write-down	-	9,568,135
Asset retirement obligation accretion	7,062	6,552
Changes in operating assets and liabilities:
Accounts receivable, affiliate	210,085	1,248,053
Prepaid state taxes	(7,500)	7,500
Accounts payable, affiliate	3,040	9,777

Net cash provided by operating activities	2,552,402	4,242,245

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	30,466	-
Purchase and development of oil and gas properties	-	(265,984)

Net cash provided by (used in) investing activities	30,466	(265,984)

Cash flows from financing activities:
Cash distributions to partners	(2,656,378)	(3,968,100)

Net cash used in financing activities	(2,656,378)	(3,968,100)

Net increase (decrease) in cash	(73,510)	8,161

Cash, beginning of period	76,931	22,308

Cash, end of period	$3,421	$30,469

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$-	$(31)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010

(Unaudited)

Total

Balance at December 31, 2009	$11,359,193

Cash distributions	(2,656,378)

Net income	1,862,022

Balance at June 30, 2010	$10,564,837

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Mewbourne Energy Partners 06-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. During the quarter ended March 31, 2009, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

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

New Accounting Pronouncements

On April 20, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-14, “Accounting for Extractive Activities - Oil and Gas: Amendments to Paragraph 932-10-S99-1” to make the definitions in Accounting Standards Codification (ASC) 932-10-S99-1 consistent with those in the SEC Final Rule, Modernization of Oil and Gas Accounting”. The Partnership adopted the new standards effective December 31, 2009. This update had no effect on the Partnership’s financial position, results of operations or cash flows.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $9,568,135 at March 31, 2009 but none at June 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$181,871	$168,799
Liabilities incurred	-	3
Liabilities reduced	-	(37)
Accretion expense	7,062	13,106

Balance, end of period	$188,933	$181,871

5.	Related Party Transactions

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000. During the quarter ended March 31, 2009, all general partner equity interests were converted to limited partner equity interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $752,528 at June 30, 2010.

During the six months ended June 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $2,656,378 as compared to $3,968,100 for the six months ended June 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil sales	$286,294	$307,131
Barrels produced	3,832	5,859
Average price/bbl	$74.71	$52.42

Gas sales	$1,067,733	$1,106,665
Mcf produced	239,291	353,656
Average price/mcf	$4.46	$3.13

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $59,769, a 4.2% decline, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Of this decrease, $151,440 and $510,305 were due to decreases in the volumes of oil and gas sold by 2,027 bbls and 114,365 mcf. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by increases in revenue of $130,603 and $471,373 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $74.71 from $52.42 per bbl and to $4.46 from $3.13 per mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Lease operations. Lease operating expense during the three month period ended June 30, 2010 increased to $154,362 from $139,341 due to more well repairs and workovers in the three month period ended June 30, 2010.

Production taxes. Production taxes during the three month period ended June 30, 2010 increased to $83,079 from $70,932 for the three month period ended June 30, 2009 due to production tax credits taken in the three month period ended June 30, 2009.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2010 decreased to $78,232 from $122,203 for the three month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2010 decreased to $235,156 from $357,844 for the three month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $9,568,135.

Results of Operations

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Ended June 30,
	2010	2009
Oil sales	$548,315	$495,324
Barrels produced	7,328	10,915
Average price/bbl	$74.82	$45.38

Gas sales	$2,473,535	$3,316,962
Mcf produced	484,824	734,869
Average price/mcf	$5.10	$4.51

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $790,436, a 20.7% decline, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Of this decrease, $268,396 and $1,275,710 were due to decreases in the volumes of oil and gas sold by 3,587 bbls and 250,045 mcf. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by increases in revenue of $321,387 and $432,283 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $74.82 from $45.38 per bbl and to $5.10 from $4.51 per mcf for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Lease operations. Lease operating expense during the six month period ended June 30, 2010 decreased to $346,855 from $357,662 due to fewer well repairs and workovers in the six month period ended June 30, 2010.

Production taxes. Production taxes during the six month period ended June 30, 2010 decreased to $182,467 from $240,888 for the six month period ended June 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2010 decreased to $145,911 from $237,282 for the six month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2010 decreased to $477,693 from $1,180,491 for the six month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $9,568,135 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $247,000 impact on revenue.

3.     Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended June 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:             August 16, 2010

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