Form 10-Q
period 2010-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2010-11-15
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010

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

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2010 and 2009	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$6,578	$76,931
Accounts receivable, affiliate	815,519	1,105,497
Prepaid state taxes	20,000	7,500

Total current assets	842,097	1,189,928

Oil and gas properties at cost, full-cost method	47,358,377	47,372,168
Less accumulated depreciation, depletion, amortization and impairment	(37,560,256)	(36,862,767)

	9,798,121	10,509,401

Total assets	$10,640,218	$11,699,329

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$153,699	$158,265

Total current liabilities	153,699	158,265

Asset retirement obligation	192,464	181,871

Partners’ capital	10,294,055	11,359,193

Total liabilities and partners’ capital	$10,640,218	$11,699,329

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009 and

the nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$247,238	$294,002	$795,553	$789,326
Gas sales	972,198	1,041,410	3,445,733	4,358,372
Interest income	-	34	160	495

Total revenues and other income	1,219,436	1,335,446	4,241,446	5,148,193

Expenses:
Lease operating expense	152,436	159,720	499,291	517,382
Production taxes	76,059	84,394	258,526	325,282
Administrative and general expense	63,058	33,532	208,969	270,814
Depreciation, depletion, and amortization	219,796	321,032	697,489	1,501,523
Cost ceiling write-down	-	-	-	9,568,135
Asset retirement obligation accretion	3,531	3,277	10,593	9,829

Total expenses	514,880	601,955	1,674,868	12,192,965

Net income (loss)	$704,556	$733,491	$2,566,578	$(7,044,772)

Basic and diluted net income (loss) per partner interest (50,000 interests outstanding)	$14.09	$14.67	$51.33	$(140.90)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 2,566,578	$ (7,044,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	697,489	1,501,523
Cost ceiling write-down	-	9,568,135
Asset retirement obligation accretion	10,593	9,829
Changes in operating assets and liabilities:
Accounts receivable, affiliate	289,978	1,288,914
Prepaid state taxes	(12,500)	7,500
Accounts payable, affiliate	(4,566)	(103,530)

Net cash provided by operating activities	3,547,572	5,227,599

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	13,791	-
Purchase and development of oil and gas properties	-	(372,205)

Net cash provided by (used in) investing activities	13,791	(372,205)

Cash flows from financing activities:
Cash distributions to partners	(3,631,716)	(4,871,927)

Net cash used in financing activities	(3,631,716)	(4,871,927)

Net decrease in cash	(70,353)	(16,533)

Cash, beginning of period	76,931	22,308

Cash, end of period	$6,578	$5,775

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$-	$(34)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

Total

Balance at December 31, 2009	$11,359,193

Cash distributions	(3,631,716)

Net income	2,566,578

Balance at September 30, 2010	$10,294,055

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $9,568,135 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$181,871	$168,799
Liabilities reduced	-	(34)
Accretion expense	10,593	13,106

Balance, end of period	$192,464	$181,871

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $688,398 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $3,631,716 as compared to $4,871,927 for the nine months ended September 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Oil sales	$247,238	$294,002
Barrels produced	3,454	4,546
Average price/bbl	$71.58	$64.67

Gas sales	$972,198	$1,041,410
Mcf produced	226,572	319,951
Average price/mcf	$4.29	$3.25

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $115,976, an 8.7% decline, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Of this decrease, $78,166 and $400,680 were due to decreases in the volumes of oil and gas sold by 1,092 bbls and 93,379 mcf, respectively. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by increases in revenue of $31,402 and $331,468 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $71.58 from $64.67 per bbl and to $4.29 from $3.25 per mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Lease operations. Lease operating expense during the three month period ended September 30, 2010 decreased to $152,436 from $159,720 for the three month period ended September 30, 2009 due to fewer well repairs and workovers in the three month period ended September 30, 2010.

Production taxes. Production taxes during the three month period ended September 30, 2010 decreased to $76,059 from $84,394 for the three month period ended September 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2010 increased to $63,058 from $33,532 for the three month period ended September 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the three month period ended September 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2010 decreased to $219,796 from $321,032 for the three month period ended September 30, 2009 due to the decreased production volumes for the three month period ended September 30, 2010.

Results of Operations

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
Oil sales	$795,553	$789,326
Barrels produced	10,782	15,461
Average price/bbl	$73.79	$51.05

Gas sales	$3,445,733	$4,358,372
Mcf produced	711,396	1,054,820
Average price/mcf	$4.84	$4.13

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $906,412, a 17.6% decline, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Of this decrease, $345,241 and $1,663,416 were due to decreases in the volumes of oil and gas sold by 4,679 bbls and 343,424 mcf, respectively. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by increases in revenue of $351,468 and $750,777 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $73.79 from $51.05 per bbl and to $4.84 from $4.13 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Lease operations. Lease operating expense during the nine month period ended September 30, 2010 decreased to $499,291 from $517,382 due to fewer well repairs and workovers in the nine month period ended September 30, 2010.

Production taxes. Production taxes during the nine month period ended September 30, 2010 decreased to $258,526 from $325,282 for the nine month period ended September 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2010 decreased to $208,969 from $270,814 for the nine month period ended September 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2010.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2010 decreased to $697,489 from $1,501,523 for the nine month period ended September 30, 2009 due to decreased production volumes and a lower amortizable base at September 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $9,568,135 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $345,000 impact on revenue.

3.     Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended September 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:             November 15, 2010

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