Form 10-Q
period 2011-03-31
Mewbourne Energy Partners 06-A, L.P.
filed 2011-05-16
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2011

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

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$50,856	$133
Accounts receivable, affiliate	428,370	782,944
Prepaid state taxes	20,000	15,000

Total current assets	499,226	798,077

Oil and gas properties at cost, full-cost method	47,329,701	47,344,925
Less accumulated depreciation, depletion and amortization	(37,895,155)	(37,758,646)

	9,434,546	9,586,279

Total assets	$9,933,772	$10,384,356

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$84,897	$150,880

Total current liabilities	84,897	150,880

Asset retirement obligation	198,541	195,944

Partners’ capital	9,650,334	10,037,532

Total liabilities and partners’ capital	$9,933,772	$10,384,356

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues and other income:
Oil sales	$200,439	$262,021
Gas sales	657,923	1,405,802
Interest income	12,794	78

Total revenues and other income	871,156	1,667,901

Expenses:
Lease operating expense	152,601	192,493
Production taxes	49,465	99,388
Administrative and general expense	45,996	67,679
Depreciation, depletion, and amortization	136,509	242,537
Asset retirement obligation accretion	3,783	3,531

Total expenses	388,354	605,628

Net income	$482,802	$1,062,273

Basic and diluted net income per partner interest (50,000 interests outstanding)	$9.66	$21.25

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$ 482,802	$ 1,062,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	136,509	242,537
Asset retirement obligation accretion	3,783	3,531
Changes in operating assets and liabilities:
Accounts receivable, affiliate	354,574	79,629
Prepaid state taxes	(5,000)	(2,500)
Accounts payable, affiliate	(65,983)	(28,349)

Net cash provided by operating activities	906,685	1,357,121

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	14,038	18,479

Net cash provided by investing activities	14,038	18,479

Cash flows from financing activities:
Cash distributions to partners	(870,000)	(1,225,000)

Net cash used in financing activities	(870,000)	(1,225,000)

Net increase in cash	50,723	150,600

Cash, beginning of period	133	76,931

Cash, end of period	$50,856	$227,531

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(1,186)	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011

(Unaudited)

Total

Balance at December 31, 2010	$10,037,532

Cash distributions	(870,000)

Net income	482,802

Balance at March 31, 2011	$9,650,334

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Mewbourne Energy Partners 06-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program, (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. During, 2008, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2010, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$195,944	$181,871
Liabilities reduced due to revisions	(1,186)	(47)
Accretion expense	3,783	14,120

Balance, end of period	$198,541	$195,944

5.	Related Party Transactions

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) was formed November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 and concluded September 1, 2006, with total investor contributions of $50,000,000. During 2008, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $414,329 at March 31, 2011.

During the three months ended March 31, 2011, the Partnership made cash distributions to the investor partners in the amount of $870,000 as compared to $1,225,000 for the three months ended March 31, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
Oil sales	$200,439	$262,021
Barrels produced	2,246	3,496
Average price/bbl	$89.24	$74.95

Gas sales	$657,923	$1,405,802
Mcf produced	138,913	245,533
Average price/mcf	$4.74	$5.73

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $809,461, a 48.5% decline, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Of this decrease, $242,903 was due to a decrease in the average price of gas sold. The average price fell to $4.74 from $5.73 per mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Also, $111,553 and $504,976 were due to decreases in the volumes of oil and gas sold, respectively, by 1,250 bbls and 106,620 mcf. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by an increase in revenue of $49,971 due to an increase in the average price of oil sold to $89.24 from $74.95 per bbl for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Lease operations. Lease operating expense during the three month period ended March 31, 2011 decreased to $152,601 from $192,493 due to fewer well repairs and workovers in the three month period ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2011 decreased to $49,465 from $99,388 for the three month period ended March 31, 2010 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $45,996 for the three month period ended March 31, 2011 from $67,679 for the three month period ended March 31, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2011 decreased to $136,509 from $242,537 for the three month period ended March 31, 2010 due to the decreased production volumes for the three month period ended March 31, 2011.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2011, a 10% change in the price received for natural gas production would have had an approximate $66,000 impact on revenue.

3.     Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended March 31, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:             May 16, 2011

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