Form 10-Q
period 2011-06-30
Mewbourne Energy Partners 06-A, L.P.
filed 2011-08-15
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer	[	]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X	]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$2,131	$133
Accounts receivable, affiliate	932,152	782,944
Prepaid state taxes	22,500	15,000

Total current assets	956,783	798,077

Oil and gas properties at cost, full-cost method	47,329,521	47,344,925
Less accumulated depreciation, depletion and amortization	(38,113,247)	(37,758,646)

	9,216,274	9,586,279

Total assets	$10,173,057	$10,384,356

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$116,654	$150,880

Total current liabilities	116,654	150,880

Asset retirement obligation	205,995	195,944

Partners’ capital	9,850,408	10,037,532

Total liabilities and partners’ capital	$10,173,057	$10,384,356

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2011 and 2010 and

the six months ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$358,516	$286,294	$558,955	$548,315
Gas sales	1,187,115	1,067,733	1,845,038	2,473,535
Interest income/(Refund of interest income)	(4,900)	82	7,894	160

Total revenues and other income	1,540,731	1,354,109	2,411,887	3,022,010

Expenses:
Lease operating expense	131,154	154,362	283,755	346,855
Production taxes	94,491	83,079	143,956	182,467
Administrative and general expense	58,197	78,232	104,193	145,911
Depreciation, depletion, and amortization	218,092	235,156	354,601	477,693
Asset retirement obligation accretion	3,924	3,531	7,707	7,062

Total expenses	505,858	554,360	894,212	1,159,988

Net income	$1,034,873	$799,749	$1,517,675	$1,862,022

Basic and diluted net income per partner interest (50,000 interests outstanding)	$20.70	$15.99	$30.35	$37.24

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,517,675	$1,862,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	354,601	477,693
Asset retirement obligation accretion	7,707	7,062
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(149,208)	210,085
Prepaid state taxes	(7,500)	(7,500)
Accounts payable, affiliate	(34,226)	3,040

Net cash provided by operating activities	1,689,049	2,552,402

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	17,748	30,466

Net cash provided by investing activities	17,748	30,466

Cash flows from financing activities:
Cash distributions to partners	(1,704,799)	(2,656,378)

Net cash used in financing activities	(1,704,799)	(2,656,378)

Net increase (decrease) in cash	1,998	(73,510)

Cash, beginning of period	133	76,931

Cash, end of period	$2,131	$3,421

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$2,344	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2011

(Unaudited)

Total

Balance at December 31, 2010	$10,037,532

Cash distributions	(1,704,799)

Net income	1,517,675

Balance at June 30, 2011	$9,850,408

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three or six months ended June 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of period	$195,944	$181,871
Liabilities incurred	3,530	-
Liabilities reduced due to revisions	(1,186)	(47)
Accretion expense	7,707	14,120

Balance, end of period	$205,995	$195,944

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $840,129 at June 30, 2011.

During the six months ended June 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $1,704,799 as compared to $2,656,378 for the six months ended June 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	2010
Oil sales	$358,516	$286,294
Barrels produced	3,690	3,832
Average price/bbl	$97.16	$74.71

Gas sales	$1,187,115	$1,067,733
Mcf produced	230,778	239,291
Average price/mcf	$5.14	$4.46

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $191,604, a 14.2% increase, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Of this increase, $86,019 and $163,173 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $97.16 from $74.71 per bbl and to $5.14 from $4.46 per mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

These increases were partially offset by decreases in revenue of $13,797 and $43,791 due to declines in the volumes of oil and gas sold, respectively. The volumes sold decreased by 142 bbls and 8,513 mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended June 30, 2011 decreased to $131,154 from $154,362 for the three months ended June 30, 2010 due to fewer well repairs and workovers in the three month period ended June 30, 2011.

Production taxes. Production taxes during the three month period ended June 30, 2011 increased to $94,491 from $83,079 for the three month period ended June 30, 2010 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $58,197 for the three month period ended June 30, 2011 from $78,232 for the three month period ended June 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2011 decreased to $218,092 from $235,156 for the three month period ended June 30, 2010 due to the decreased production volumes for the three month period ended June 30, 2011.

Results of Operations

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	2010
Oil sales	$558,955	$548,315
Barrels produced	5,936	7,328
Average price/bbl	$94.16	$74.82

Gas sales	$1,845,038	$2,473,535
Mcf produced	369,691	484,824
Average price/mcf	$4.99	$5.10

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $617,857, a 20.4% decline, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Of this decrease, $53,896 was due to a decrease in the average price of gas sold. The average price fell to $4.99 from $5.10 per mcf for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Also, $131,076 and $574,601 were due to decreases in the volumes of oil and gas sold, respectively, by 1,392 bbls and 115,133 mcf. The decreases in volumes of oil and gas sold were primarily due to normal declines in production.

Those decreases were partially offset by an increase in revenue of $141,716 due to an increase in the average price of oil sold to $94.16 from $74.82 per bbl for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Lease operations. Lease operating expense during the six month period ended June 30, 2011 decreased to $283,755 from $346,855 for the six months ended June 30, 2010 due to fewer well repairs and workovers in the six month period ended June 30, 2011.

Production taxes. Production taxes during the six month period ended June 30, 2011 decreased to $143,956 from $182,467 for the six month period ended June 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $104,193 for the six month period ended June 30, 2011 from $145,911 for the six month period ended June 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2011 decreased to $354,601 from $477,693 for the six month period ended June 30, 2010 due to the decreased production volumes for the six month period ended June 30, 2011.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2011, a 10% change in the price received for natural gas production would have had an approximate $185,000 impact on revenue.

3.      Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended June 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101

    The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:             August 15, 2011

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

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.