Form 10-Q
period 2011-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2011-11-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$10,583	$133
Accounts receivable, affiliate	785,830	782,944
Prepaid state taxes	26,497	15,000

Total current assets	822,910	798,077

Oil and gas properties at cost, full-cost method	47,342,225	47,344,925
Less accumulated depreciation, depletion and amortization	(38,287,729)	(37,758,646)

Net oil and gas properties at cost, full-cost method	9,054,496	9,586,279

Total assets	$9,877,406	$10,384,356

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$120,880	$150,880

Total current liabilities	120,880	150,880

Asset retirement obligation	212,980	195,944
Partners’ capital	9,543,546	10,037,532

Total liabilities and partners’ capital	$9,877,406	$10,384,356

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2011 and 2010 and

the nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$300,951	$247,238	$859,906	$795,553
Gas sales	887,377	972,198	2,732,415	3,445,733
Interest income	—	—	7,894	160

Total revenues and other income	1,188,328	1,219,436	3,600,215	4,241,446

Expenses:
Lease operating expense	142,638	152,436	426,393	499,291
Production taxes	76,748	76,059	220,704	258,526
Administrative and general expense	57,365	63,058	161,558	208,969
Depreciation, depletion, and amortization	174,482	219,796	529,083	697,489
Asset retirement obligation accretion	3,957	3,531	11,664	10,593

Total expenses	455,190	514,880	1,349,402	1,674,868

Net income	$733,138	$704,556	$2,250,813	$2,566,578

Basic and diluted net income per partner interest (50,000 interests outstanding)	$14.66	$14.09	$45.02	$51.33

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,250,813	$2,566,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	529,083	697,489
Asset retirement obligation accretion	11,664	10,593
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(2,886)	289,978
Prepaid state taxes	(11,497)	(12,500)
Accounts payable, affiliate	(30,000)	(4,566)

Net cash provided by operating activities	2,747,177	3,547,572

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	8,072	13,791

Net cash provided by investing activities	8,072	13,791

Cash flows from financing activities:
Cash distributions to partners	(2,744,799)	(3,631,716)

Net cash used in financing activities	(2,744,799)	(3,631,716)

Net increase (decrease) in cash	10,450	(70,353)
Cash, beginning of period	133	76,931

Cash, end of period	$10,583	$6,578

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$5,372	$—

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011

(Unaudited)

Total
Balance at December 31, 2010	$10,037,532
Cash distributions	(2,744,799)
Net income	2,250,813

Balance at September 30, 2011	$9,543,546

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three or nine months ended September 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$195,944	$181,871
Liabilities incurred	6,558	—
Liabilities reduced due to revisions	(1,186)	(47)
Accretion expense	11,664	14,120

Balance, end of period	$212,980	$195,944

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $702,030 at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $2,744,799 as compared to $3,631,716 for the nine months ended September 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Oil sales	$300,951	$247,238
Barrels produced	3,493	3,454
Average price/bbl	$86.16	$71.58
Gas sales	$887,377	$972,198
Mcf produced	181,199	226,572
Average price/mcf	$4.90	$4.29

Oil and gas revenues. As shown in the above table, total oil and gas sales declined by $31,108, a 2.6% decrease, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Of this decline, $222,203 was due to a decrease in the volume of gas sold. The volume sold decreased by 45,373 thousand cubic feet (mcf) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decrease was primarily due to normal declines in production.

This decline was partially offset by increases of revenue of $50,353 and $137,382 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $86.16 from $71.58 per barrel (bbl) and to $4.90 from $4.29 per mcf for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. In addition, $3,360 was due to an increase in the volume of oil sold by 39 bbls.

Lease operations. Lease operating expense during the three month period ended September 30, 2011 decreased to $142,638 from $152,436 for the three months ended September 30, 2010 due to fewer well repairs and workovers in the three month period ended September 30, 2011.

Administrative and general expense. Administrative and general expense decreased to $57,365 for the three month period ended September 30, 2011 from $63,058 for the three month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2011 decreased to $174,482 from $219,796 for the three month period ended September 30, 2010 due to the decreased production volumes for the three month period ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	2010
Oil sales	$859,906	$795,553
Barrels produced	9,429	10,782
Average price/bbl	$91.20	$73.79

Gas sales	$2,732,415	$3,445,733
Mcf produced	550,890	711,396
Average price/mcf	$4.96	$4.84

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $648,965, a 15.3% decline, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Of this decline, $123,391 and $796,110 were due to decreases in the volumes of oil and gas sold, respectively, by 1,353 bbls and 160,506 mcf. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by increases in revenue of $187,744 and $82,792 due to increases in the average price of oil and gas sold, respectively. Average prices rose to $91.20 from $73.79 per bbl and to $4.96 from $4.84 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Lease operations. Lease operating expense during the nine month period ended September 30, 2011 decreased to $426,393 from $499,291 for the nine months ended September 30, 2010 due to fewer well repairs and workovers in the nine month period ended September 30, 2011.

Production taxes. Production taxes during the nine month period ended September 30, 2011 decreased to $220,704 from $258,526 for the nine month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $161,558 for the nine month period ended September 30, 2011 from $208,969 for the nine month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2011 decreased to $529,083 from $697,489 for the nine month period ended September 30, 2010 due to the decreased production volumes for the nine month period ended September 30, 2011.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2011, a 10% change in the price received for oil and gas production would have had an approximate $359,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended September 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.