Form 10-Q
period 2012-06-30
Mewbourne Energy Partners 06-A, L.P.
filed 2012-08-14
CIK 1353722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Yes ☒ No☐

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
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2012 and 2011
and the six months months ended June 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$134	$11,557
Accounts receivable, affiliate	472,444	638,134
Prepaid state taxes	3,404	13,030
Total current assets	475,982	662,721

Oil and gas properties at cost, full-cost method	47,344,490	47,340,183
Less accumulated depreciation, depletion,
amortization and impairment	(38,795,163)	(38,451,604)
	8,549,327	8,888,579

Total assets	$9,025,309	$9,551,300

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$98,693	$93,886
Total current liabilities	98,693	93,886

Asset retirement obligation	226,541	216,870

Partners' capital	8,700,075	9,240,544

Total liabilities and partners' capital	$9,025,309	$9,551,300

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$261,093	$358,516	$574,975	$558,955
Gas sales	438,351	1,187,115	932,884	1,845,038
Interest income/(Refund of interest income)	-	(4,900)	-	7,894
Total revenues and other income	699,444	1,540,731	1,507,859	2,411,887

Expenses:
Lease operating expense	133,341	131,154	281,956	283,755
Production taxes	42,500	94,491	92,269	143,956
Administrative and general expense	48,408	58,197	89,683	104,193
Depreciation, depletion, and amortization	183,824	218,092	343,559	354,601
Asset retirement obligation accretion	3,939	3,924	7,958	7,707
Total expenses	412,012	505,858	815,425	894,212

Net income	$287,432	$1,034,873	$692,434	$1,517,675

Basic and diluted net income per
partner interest
(50,000 interests outstanding)	$5.75	$20.70	$13.85	$30.35

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$692,434	$1,517,675
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	343,559	354,601
Asset retirement obligation accretion	7,958	7,707
Changes in operating assets and liabilities:
Accounts receivable, affiliate	165,690	(149,208)
Prepaid state taxes	9,626	(7,500)
Accounts payable, affiliate	4,807	(34,226)
Net cash provided by operating activities	1,224,074	1,689,049

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	17,748
Purchase and development of oil and gas properties	(2,594)	-
Net cash provided by (used in) investing activities	(2,594)	17,748

Cash flows from financing activities:
Cash distributions to partners	(1,232,903)	(1,704,799)
Net cash used in financing activities	(1,232,903)	(1,704,799)

Net increase (decrease) in cash	(11,423)	1,998
Cash, beginning of period	11,557	133

Cash, end of period	$134	$2,131

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$1,713	$2,344

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2012
(Unaudited)

Total

Balance at December 31, 2011	$9,240,544

Cash distributions	(1,232,903)

Net income	692,434

Balance at June 30, 2012	$8,700,075

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
Balance, beginning of period	$216,870	$195,944
Liabilities incurred	1,713	6,558
Liabilities reduced due to revisions	-	(1,249)
Accretion expense	7,958	15,617
Balance, end of period	$226,541	$216,870

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $377,289 at June 30, 2012.

During the six months ended June 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $1,232,903 as compared to $1,704,799 for the six months ended June 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	2011
Oil sales	$261,093	$358,516
Barrels produced	3,001	3,690
Average price/bbl	$87.00	$97.16

Gas sales	$438,351	$1,187,115
Mcf produced	164,213	230,778
Average price/mcf	$2.67	$5.14

Oil and gas revenues.  As shown in the above table, total oil and gas sales declined by $846,187, a 54.7% decrease, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Of this decline, $37,479 and $571,075 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $87.00 from $97.16 per barrel (bbl) and to $2.67 from $5.14 per thousand cubic feet (mcf) for the three months ending June 30, 2012 as compared to the three months ending June 30, 2011.

In addition, revenues declined by $59,944 and $177,689 from the decreases in the volumes of oil and gas sold, respectively. Volumes fell by 689 bbls and 66,565 mcf for the three months ended June 30, 2012 as compared to the three months ending June 30, 2011. The decreases in the volumes sold were primarily due to normal declines in production, which in some wells were substantial.

Production taxes.  Production taxes during the three month period ended June 30, 2012 decreased to $42,500 from $94,491 for the three month period ended June 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $48,408 for the three month period ended June 30, 2012 from $58,197 for the three month period ended June 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2012 decreased to $183,824 from $218,092 for the three month period ended June 30, 2011 due to decreased production volumes.

Results of Operations

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

	Six Months Months Ended June 30,
	2012	2011
Oil sales	$574,975	$558,955
Barrels produced	6,173	5,936
Average price/bbl	$93.14	$94.16

Gas sales	$932,884	$1,845,038
Mcf produced	320,228	369,691
Average price/mcf	$2.91	$4.99

Oil and gas revenues.  As shown in the above table, total oil and gas sales declined by $896,134, a 37.3% decrease, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Of this decline, $6,055 and $768,059 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $93.14 from $94.16 per barrel (bbl) and to $2.91 from $4.99 per thousand cubic feet (mcf) for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Also contributing to the decline in sales was $144,095 due to a decrease in the volume of gas sold by 49,463 mcf. The decrease in volume sold was primarily due to normal declines in production, which in some wells were substantial.

These decreases were partially offset by additional revenue of $22,075 from an increase in the volume of oil sold by 237 bbls.

Production taxes.  Production taxes during the six month period ended June 30, 2012 decreased to $92,269 from $143,956 for the six month period ended June 30, 2011 due to lower gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $89,683 for the six month period ended June 30, 2012 from $104,193 for the six month period ended June 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2012 decreased to $343,559 from $354,601 for the six month period ended June 30, 2011 due to decreased gas production volumes.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $151,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended June 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II –         Other Information

Item 1.           Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits filed herewith

		31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

	(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2012	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.