Form 10-Q
period 2012-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2012-11-14
CIK 1353722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2012 and 2011
and the nine months months ended September 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$53,542	$11,557
Accounts receivable, affiliate	493,876	638,134
Prepaid state taxes	5,000	13,030
Total current assets	552,418	662,721

Oil and gas properties at cost, full-cost method	47,345,645	47,340,183
Less accumulated depreciation, depletion,
amortization and impairment	(38,963,586)	(38,451,604)
	8,382,059	8,888,579

Total assets	$8,934,477	$9,551,300

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$80,256	$93,886
Total current liabilities	80,256	93,886

Asset retirement obligation	230,480	216,870

Partners' capital	8,623,741	9,240,544

Total liabilities and partners' capital	$8,934,477	$9,551,300

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$257,145	$300,951	$832,120	$859,906
Gas sales	453,429	887,377	1,386,313	2,732,415
Interest income	—	—	—	7,894
Total revenues and other income	710,574	1,188,328	2,218,433	3,600,215

Expenses:
Lease operating expense	125,965	142,638	407,921	426,393
Production taxes	41,247	76,748	133,516	220,704
Administrative and general expense	32,334	57,365	122,017	161,558
Depreciation, depletion, and amortization	168,423	174,482	511,982	529,083
Asset retirement obligation accretion	3,939	3,957	11,897	11,664
Total expenses	371,908	455,190	1,187,333	1,349,402

Net income	$338,666	$733,138	$1,031,100	$2,250,813

Basic and diluted net income per
partner interest
(50,000 interests outstanding)	$6.77	$14.66	$20.62	$45.02

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,031,100	$2,250,813
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	511,982	529,083
Asset retirement obligation accretion	11,897	11,664
Changes in operating assets and liabilities:
Accounts receivable, affiliate	144,258	(2,886)
Prepaid state taxes	8,030	(11,497)
Accounts payable, affiliate	(13,630)	(30,000)
Net cash provided by operating activities	1,693,637	2,747,177

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	8,072
Purchase and development of oil and gas properties	(3,749)	—
Net cash provided by (used in) investing activities	(3,749)	8,072

Cash flows from financing activities:
Cash distributions to partners	(1,647,903)	(2,744,799)
Net cash used in financing activities	(1,647,903)	(2,744,799)

Net increase in cash	41,985	10,450
Cash, beginning of period	11,557	133

Cash, end of period	$53,542	$10,583

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$1,713	$5,372

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2012
(Unaudited)

Total

Balance at December 31, 2011	$9,240,544

Cash distributions	(1,647,903)

Net income	1,031,100

Balance at September 30, 2012	$8,623,741

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At September 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the nine months ended September 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$216,870	$195,944
Liabilities incurred	1,713	6,558
Liabilities reduced due to revisions	—	(1,249)
Accretion expense	11,897	15,617
Balance, end of period	$230,480	$216,870

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $472,162 at September 30, 2012.

During the nine months ended September 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $1,647,903 as compared to $2,744,799 for the nine months ended September 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011
Oil sales	$257,145	$300,951
Barrels produced	2,945	3,493
Average price/bbl	$87.32	$86.16

Gas sales	$453,429	$887,377
Mcf produced	147,719	181,199
Average price/mcf	$3.07	$4.90

Oil and gas revenues.  As shown in the above table, total oil and gas sales declined by $477,754, a 40.2% decrease, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Of this decrease, $331,180 was due to a decline in the average price of gas sold. The average price fell to $3.07 from $4.90 per thousand cubic feet (mcf) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

In addition, revenues declined by $47,849 and $102,768 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 548 barrels (bbls) and 33,480 mcf for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decreases in the volumes sold were primarily due to normal declines in production, which in some wells were substantial.

These decreases were slightly offset by $4,043 from a rise in the average price of oil sold. The average price rose to $87.32 from $86.16 per bbl for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Lease operations.  Lease operating expense during the three month period ended September 30, 2012 decreased to $125,965 from $142,638 for the three month period ended September 30, 2011 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended September 30, 2012 decreased to $41,247 from $76,748 for the three month period ended September 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $32,334 for the three month period ended September 30, 2012 from $57,365 for the three month period ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended September 30, 2012 decreased to $168,423 from $174,482 for the three month period ended September 30, 2011 due to decreased production volumes.

Results of Operations

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Oil sales	$832,120	$859,906
Barrels produced	9,118	9,429
Average price/bbl	$91.26	$91.20

Gas sales	$1,386,313	$2,732,415
Mcf produced	467,947	550,890
Average price/mcf	$2.96	$4.96

Oil and gas revenues.  As shown in the above table, total oil and gas sales declined by $1,373,888, a 38.2% decrease, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Of this decrease, $1,100,380 was due to a decline in the average price of gas sold. The average price fell to $2.96 from $4.96 per thousand cubic feet (mcf) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

In addition, revenues declined by $28,382 and $245,722 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 311 barrels (bbls) and 82,943 mcf for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decreases in the volumes sold were primarily due to normal declines in production, which in some wells were substantial.

These decreases were slightly offset by $596 from a rise in the average price of oil sold. The average price rose to $91.26 from $91.20 per bbl for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Lease operations.  Lease operating expense during the nine month period ended September 30, 2012 decreased to $407,921 from $426,393 for the nine month period ended September 30, 2011 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the nine month period ended September 30, 2012 decreased to $133,516 from $220,704 for the nine month period ended September 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $122,017 for the nine month period ended September 30, 2012 from $161,558 for the nine month period ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the nine month period ended September 30, 2012 decreased to $511,982 from $529,083 for the nine month period ended September 30, 2011 due to decreased production volumes.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $222,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended September 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1           Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1           Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2           Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)           Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2012	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.