Form 10-Q
period 2013-06-30
Mewbourne Energy Partners 06-A, L.P.
filed 2013-08-14
CIK 1353722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$7,877	$64,795
Accounts receivable, affiliate	611,389	523,259
Prepaid state taxes	12,500	7,500
Total current assets	631,766	595,554

Oil and gas properties at cost, full-cost method	47,324,509	47,326,152
Less accumulated depreciation, depletion,
amortization and impairment	(39,408,527)	(39,123,070)
	7,915,982	8,203,082

Total assets	$8,547,748	$8,798,636

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$114,933	$82,155
Total current liabilities	114,933	82,155

Asset retirement obligation	238,085	234,419

Partners' capital	8,194,730	8,482,062

Total liabilities and partners' capital	$8,547,748	$8,798,636

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$305,126	$261,093	$499,439	$574,975
Gas sales	689,787	438,351	1,220,819	932,884
Total revenues	994,913	699,444	1,720,258	1,507,859

Expenses:
Lease operating expense	151,911	133,341	309,658	281,956
Production taxes	56,778	42,500	99,620	92,269
Administrative and general expense	43,904	48,408	82,138	89,683
Depreciation, depletion, and amortization	149,354	183,824	294,804	343,559
Asset retirement obligation accretion	4,144	3,939	8,302	7,958
Total expenses	406,091	412,012	794,522	815,425

Net income	$588,822	$287,432	$925,736	$692,434

Basic and diluted net income per
partner interest
(50,000 interests outstanding)	$11.78	$5.75	$18.51	$13.85

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Total

Balance at December 31, 2012	$8,482,062

Cash distributions	(1,213,068)

Net income	925,736

Balance at June 30, 2013	$8,194,730

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$925,736	$692,434
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	294,804	343,559
Asset retirement obligation accretion	8,302	7,958
Plugging and abandonment cost paid from asset retirement obligation	(10,851)	-
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(88,130)	165,690
Prepaid state taxes	(5,000)	9,626
Accounts payable, affiliate	32,778	4,807
Net cash provided by operating activities	1,157,639	1,224,074

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,489)	(2,594)
Net cash used in investing activities	(1,489)	(2,594)

Cash flows from financing activities:
Cash distributions to partners	(1,213,068)	(1,232,903)
Net cash used in financing activities	(1,213,068)	(1,232,903)

Net decrease in cash	(56,918)	(11,423)
Cash, beginning of period	64,795	11,557

Cash, end of period	$7,877	$134

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$6,215	$1,713

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$234,419	$216,870
Liabilities incurred	7	1,713
Liabilities reduced due to plugging and abandonments	(4,643)	—
Accretion expense	8,302	15,836
Balance, end of period	$238,085	$234,419

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $516,833 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $1,213,068 as compared to $1,232,903 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$305,126	$261,093
Barrels produced	3,347	3,001
Average price/bbl	$91.16	$87.00

Gas sales	$689,787	$438,351
Mcf produced	145,139	164,213
Average price/mcf	$4.75	$2.67

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $295,469, a 42.2% increase, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this increase, $12,490 and $342,087 were due to a rise in the average prices of oil and gas sold, respectively. The average price increased to $91.16 from $87.00 per barrel (bbl) and to $4.75 from $2.67 per thousand cubic feet (mcf) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Also contributing to the increase was $31,543 due to an increase in the volume of oil sold. Volumes rose by 346 bbls for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

These increases were partially offset by a decrease of $90,651 from a decline in the volume of gas sold. Volumes fell by 19,074 mcf for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Lease operations.  Lease operating expense during the three month period ended June 30, 2013 increased to $151,911 from $133,341 for the three month period ended June 30, 2012 due to more well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2013 increased to $56,778 from $42,500 for the three month period ended June 30, 2012 due to higher overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $43,904 for the three month period ended June 30, 2013 from $48,408 for the three month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $149,354 from $183,824 for the three month period ended June 30, 2012 due to decreased gas production volumes.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$499,439	$574,975
Barrels produced	5,665	6,173
Average price/bbl	$88.16	$93.14

Gas sales	$1,220,819	$932,884
Mcf produced	282,433	320,228
Average price/mcf	$4.32	$2.91

Oil and gas revenues.  As shown in the above table, total oil and gas sales rose by $212,399, a 14.1% increase, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this increase, $451,304 was due to a increase in the average price of gas sold. The average price rose to $4.32 from $2.91 per thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

This increase was partially offset by decreases of $44,786 and $163,369 in the volume of oil and gas sold, respectively. The volume fell by 508 bbls and 37,795 mcf in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Also partially offsetting the rise in sales was $30,750 due to a decrease in the average price of oil sold.  The average price of oil fell to $88.16 from $93.14 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 increased to $309,658 from $281,956 for the six month period ended June 30, 2012 due to more well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 increased to $99,620 from $92,269 for the six month period ended June 30, 2012 due to higher gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $82,138 for the six month period ended June 30, 2013 from $89,683 for the six month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $294,804 from $343,559 for the six month period ended June 30, 2012 due to decreased oil and gas production volumes.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $172,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner
Date:  August 14, 2013
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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.