Form 10-Q
period 2013-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2013-11-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2013 and 2012
and the nine months months ended September 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$13,574	$64,795
Accounts receivable, affiliate	610,723	523,259
Prepaid state taxes	15,000	7,500
Total current assets	639,297	595,554

Oil and gas properties at cost, full-cost method	47,323,153	47,326,152
Less accumulated depreciation, depletion,
amortization and impairment	(39,549,547)	(39,123,070)
	7,773,606	8,203,082

Total assets	$8,412,903	$8,798,636

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$94,057	$82,155
Total current liabilities	94,057	82,155

Asset retirement obligation	242,236	234,419

Partners' capital	8,076,610	8,482,062

Total liabilities and partners' capital	$8,412,903	$8,798,636

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$319,998	$257,145	$819,437	$832,120
Gas sales	587,982	453,429	1,808,801	1,386,313
Total revenues	907,980	710,574	2,628,238	2,218,433

Expenses:
Lease operating expense	137,088	125,965	446,746	407,921
Production taxes	54,575	41,247	154,195	133,516
Administrative and general expense	39,160	32,334	121,298	122,017
Depreciation, depletion, and amortization	141,020	168,423	435,824	511,982
Asset retirement obligation accretion	4,151	3,939	12,453	11,897
Total expenses	375,994	371,908	1,170,516	1,187,333

Net income	$531,986	$338,666	$1,457,722	$1,031,100

Basic and diluted net income per
partner interest
(50,000 interests outstanding)	$10.64	$6.77	$29.15	$20.62

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2013

(Unaudited)

Total
Balance at December 31, 2012	$8,482,062

Cash distributions	(1,863,174)

Net income	1,457,722

Balance at September 30, 2013	$8,076,610

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,457,722	$1,031,100
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	435,824	511,982
Asset retirement obligation accretion	12,453	11,897
Plugging and abandonment cost paid from asset retirement obligation	(10,851)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(87,464)	144,258
Prepaid state taxes	(7,500)	8,030
Accounts payable, affiliate	11,902	(13,630)
Net cash provided by operating activities	1,812,086	1,693,637

Cash flows from investing activities:
Purchase and development of oil and gas properties	(133)	(3,749)
Net cash used in investing activities	(133)	(3,749)

Cash flows from financing activities:
Cash distributions to partners	(1,863,174)	(1,647,903)
Net cash used in financing activities	(1,863,174)	(1,647,903)

Net increase (decrease) in cash	(51,221)	41,985
Cash, beginning of period	64,795	11,557

Cash, end of period	$13,574	$53,542

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$6,215	$1,713

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the nine months ended September 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
Balance, beginning of period	$234,419	$216,870
Liabilities incurred	7	1,713
Liabilities reduced due to plugging and abandonments	(4,643)	—
Accretion expense	12,453	15,836
Balance, end of period	$242,236	$234,419

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $545,240 at September 30, 2013.

During the nine months ended September 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $1,863,174 as compared to $1,647,903 for the nine months ended September 30, 2012. The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $52,018,653, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013	2012
Oil sales	$319,998	$257,145
Barrels produced	3,138	2,945
Average price/bbl	$101.98	$87.32

Gas sales	$587,982	$453,429
Mcf produced	139,489	147,719
Average price/mcf	$4.22	$3.07

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $197,406, a 27.8% increase, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Of this increase, $43,172 and $169,245 were due to a rise in the average prices of oil and gas sold, respectively. The average price increased to $101.98 from $87.32 per barrel (bbl) and to $4.22 from $3.07 per thousand cubic feet (mcf) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Also contributing to the increase was $19,681 due to an increase in the volume of oil sold. Volumes rose by 193 bbls for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

These increases were partially offset by a decrease of $34,692 from a decline in the volume of gas sold. Volumes fell by 8,230 mcf for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Lease operations. Lease operating expense during the three month period ended September 30, 2013 increased to $137,088 from $125,965 for the three month period ended September 30, 2012 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2013 increased to $54,575 from $41,247 for the three month period ended September 30, 2012 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense increased to $39,160 for the three month period ended September 30, 2013 from $32,334 for the three month period ended September 30, 2012 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2013 decreased to $141,020 from $168,423 for the three month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

Results of Operations

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
Oil sales	$819,437	$832,120
Barrels produced	8,803	9,118
Average price/bbl	$93.09	$91.26

Gas sales	$1,808,801	$1,386,313
Mcf produced	421,922	467,947
Average price/mcf	$4.29	$2.96

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $409,805, an 18.5% increase, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Of this increase, $16,639 and $619,800 were due to an increase in the average price of oil and gas sold. The average price increased to $93.09 from $91.26 per barrel (bbl) and to $4.29 from $2.96 per thousand cubic feet (mcf) for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

This increase was partially offset by decreases of $29,322 and $197,312 in the volume of oil and gas sold, respectively. The volume fell by 315 bbls and 46,025 mcf in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Lease operations. Lease operating expense during the nine month period ended September 30, 2013 increased to $446,746 from $407,921 for the nine month period ended September 30, 2012 due to more well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2013 increased to $154,195 from $133,516 for the nine month period ended September 30, 2012 due to higher gas revenue.

Administrative and general expense. Administrative and general expense decreased to $121,298 for the nine month period ended September 30, 2013 from $122,017 for the nine month period ended September 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2013 decreased to $435,824 from $511,982 for the nine month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $263,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended September 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2013

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

