Form 10-Q
period 2014-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2014-11-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐   No  ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2014 and 2013
and the nine months ended September 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$58,148	$3,578
Accounts receivable, affiliate	560,546	646,646
Prepaid state taxes	15,000	7,500
Total current assets	633,694	657,724

Oil and gas properties at cost, full-cost method	47,352,831	47,319,798
Less accumulated depreciation, depletion,
amortization and impairment	(40,067,730)	(39,681,196)
	7,285,101	7,638,602

Total assets	$7,918,795	$8,296,326

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$95,613	$87,500
Total current liabilities	95,613	87,500

Asset retirement obligation	272,204	250,094

Partners' capital	7,550,978	7,958,732

Total liabilities and partners' capital	$7,918,795	$8,296,326

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues and other income:
Oil sales	$291,389	$319,998	$957,270	$819,437
Gas sales	611,471	587,982	2,098,570	1,808,801
Interest income	—	—	3	—
Total revenues and other income	902,860	907,980	3,055,843	2,628,238

Expenses:
Lease operating expense	139,577	137,088	439,392	446,746
Production taxes	54,879	54,575	182,470	154,195
Administrative and general expense	45,843	39,160	142,043	121,298
Depreciation, depletion, and amortization	127,974	141,020	386,534	435,824
Asset retirement obligation accretion	4,594	4,151	13,703	12,453
Total expenses	372,867	375,994	1,164,142	1,170,516

Net income	$529,993	$531,986	$1,891,701	$1,457,722

Basic and diluted net income per
partner interest
(50,000 interests outstanding)	$10.60	$10.64	$37.83	$29.15

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2014

 (Unaudited)

Total

Balance at December 31, 2013	$7,958,732

Cash distributions	(2,299,455)

Net income	1,891,701

Balance at September 30, 2014	$7,550,978

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,891,701	$1,457,722
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	386,534	435,824
Asset retirement obligation accretion	13,703	12,453
Plugging and abandonment cost paid from asset retirement obligation	—	(10,851)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	86,100	(87,464)
Prepaid state taxes	(7,500)	(7,500)
Accounts payable, affiliate	7,441	11,902
Net cash provided by operating activities	2,377,979	1,812,086

Cash flows from investing activities:
Purchase and development of oil and gas properties	(23,954)	(133)
Net cash used in investing activities	(23,954)	(133)

Cash flows from financing activities:
Cash distributions to partners	(2,299,455)	(1,863,174)
Net cash used in financing activities	(2,299,455)	(1,863,174)

Net increase (decrease) in cash	54,570	(51,221)
Cash, beginning of period	3,578	64,795

Cash, end of period	$58,148	$13,574

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$8,407	$6,215

Change to property, plant and equipment related to accrual of
leaseholds	$672	$—

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
Balance, beginning of period	$250,094	$234,419
Liabilities incurred	8,407	3,701
Liabilities reduced due to settlements and plugging and abandonments	—	(4,643)
Accretion expense	13,703	16,617
Balance, end of period	$272,204	$250,094

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $538,081 at September 30, 2014.

During the nine months ended September 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $2,299,455 as compared to $1,863,174 for the nine months ended September 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $54,928,108, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Three Months Ended September 30,
	2014	2013
Oil sales	$291,389	$319,998
Barrels produced	3,208	3,138
Average price/bbl	$90.83	$101.98

Gas sales	$611,471	$587,982
Mcf produced	138,046	139,489
Average price/mcf	$4.43	$4.22

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $5,120, a 0.6% decline, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Of this decline, $6,392 was due to a decrease in the volume of gas sold by 1,443 thousand cubic feet (mcf) for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Also contributing to the decline was a $34,967 decrease due to the decline in the average price of oil to $90.83 from $101.98 per barrel (bbl) for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

These decreases were partially offset by additional revenue of $29,881 due to an increase in the average price of gas sold to $4.43 from $4.22 per mcf for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Also partially offsetting the decrease in revenue was $6,358 due to an increase in the volume of oil sold by 70 bbls for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2014 increased to $45,843 from $39,160 for the three month period ended September 30, 2013 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2014 decreased to $127,974 from $141,020 for the three month period ended September 30, 2013. This was due to the overall decrease in oil and gas production.

Results of Operations

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
Oil sales	$957,270	$819,437
Barrels produced	10,235	8,803
Average price/bbl	$93.53	$93.09

Gas sales	$2,098,570	$1,808,801
Mcf produced	402,596	421,922
Average price/mcf	$5.21	$4.29

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $427,602, a 16.3% increase, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Of this increase, $3,899 and $390,508 were due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $93.53 from $93.09 per barrel (bbl) and to $5.21 from $4.29 per thousand cubic feet (mcf) for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Also contributing to the increase was $133,934 due to an incline in the volume of oil sold. The volume rose by 1,432 bbls for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

These increases were partially offset by a decrease of $100,739 from a decline in the volume of gas sold. The volume fell by 19,326 mcf for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Lease operations. Lease operating expense during the nine month period ended September 30, 2014 decreased to $439,392 from $446,746 for the nine month period ended September 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2014 increased to $182,470 from $154,195 for the nine month period ended September 30, 2013 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2014 increased to $142,043 from $121,298 for the nine month period ended September 30, 2013 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2014 decreased to $386,534 from $435,824 for the nine month period ended September 30, 2013. This was due to the overall decrease in oil and gas production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $306,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended September 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

