Form 10-Q
period 2016-03-31
Mewbourne Energy Partners 06-A, L.P.
filed 2016-05-16
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐   No  ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2016 and 2015	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2016	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$12,386	$43,973
Accounts receivable, affiliate	147,515	170,263
Prepaid state taxes	13,609	10,207
Total current assets	173,510	224,443

Oil and gas properties at cost, full-cost method	47,361,939	47,361,629
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(43,210,185)	(42,663,701)
	4,151,754	4,697,928

Total assets	$4,325,264	$4,922,371

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$62,675	$53,185
Total current liabilities	62,675	53,185

Asset retirement obligation	305,711	300,348

Partners' capital	3,956,878	4,568,838

Total liabilities and partners' capital	$4,325,264	$4,922,371

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2016	2015
Revenues:
Oil sales	$52,311	$115,669
Gas sales	177,929	281,077
Total revenues	230,240	396,746

Expenses:
Lease operating expense	156,920	191,685
Production taxes	12,369	22,432
Administrative and general expense	17,863	28,909
Depreciation, depletion, and amortization	80,558	100,196
Cost ceiling write-down	465,926	—
Asset retirement obligation accretion	5,363	4,969
Total expenses	738,999	348,191

Net (loss) income	$(508,759)	$48,555

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the three months ended March 31, 2016

 (Unaudited)

Total

Balance at December 31, 2015	$4,568,838

Cash distributions	(103,201)

Net loss	(508,759)

Balance at March 31, 2016	$3,956,878

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(508,759)	$48,555
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	80,558	100,196
Cost ceiling write-down	465,926	—
Asset retirement obligation accretion	5,363	4,969
Changes in operating assets and liabilities:
Accounts receivable, affiliate	22,748	158,689
Prepaid state taxes	(3,402)	(2,500)
Accounts payable, affiliate	9,490	49,213
Net cash provided by operating activities	71,924	359,122

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	1,342
Purchase and development of oil and gas properties	(310)	—
Net cash (used in) provided by investing activities	(310)	1,342

Cash flows from financing activities:
Cash distributions to partners	(103,201)	(352,438)
Net cash used in financing activities	(103,201)	(352,438)

Net (decrease) increase in cash	(31,587)	8,026
Cash, beginning of period	43,973	14,163

Cash, end of period	$12,386	$22,189

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$—	$3,585

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

2. Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2015, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There was a cost ceiling write-down of $465,926 for the three months ended March 31, 2016. There was none for the three months ended March 31, 2015.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$300,348	$276,199
Liabilities incurred	—	4,267
Accretion expense	5,363	19,882
Balance, end of period	$305,711	$300,348

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

ThePartnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $110,835 at March 31, 2016.

The Partnership had reduced cash flows from operations for the three months ended March 31, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the three months ended March 31, 2016, the Partnership made cash distributions to the investor partners in the amount of $103,201 as compared to $352,438 for the three months ended March 31, 2015. Since inception, the Partnership has made distributions of $56,479,023, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015
Oil sales	$52,311	$115,669
Barrels produced	1,830	2,666
Average price/bbl	$28.59	$43.39

Gas sales	$177,929	$281,077
Mcf produced	97,960	98,495
Average price/mcf	$1.82	$2.85

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $166,506, a 42.0% decline, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Of this decline, $39,461 and $102,176 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $28.59 from $43.39 per barrel (bbl) and to $1.82 from $2.85 per thousand cubic feet (mcf) for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Also contributing to the decline in sales were $23,897 and $972 due to lower volumes of oil and gas sold, respectively, by 836 bbls and 535 mcf.

Lease operations. Lease operating expense during the three month period ended March 31, 2016 decreased to $156,920 from $191,685 for the three month period ended March 31, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended March 31, 2016 decreased to $12,369 from $22,432 for the three month period ended March 31, 2015. This was due to lower overall oil and gas revenue for the three month period ended March 31, 2016.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2016 fell to $17,863 from $28,909 for the three month period ended March 31, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2016 decreased to $80,558 from $100,196 for the three month period ended March 31, 2015 due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $465,926 for the three months ended March 31, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended March 31, 2015.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2016, a 10% change in the price received for oil and gas production would have had an approximate $23,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended March 31, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 16, 2016

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

