Form 10-Q
period 2016-06-30
Mewbourne Energy Partners 06-A, L.P.
filed 2016-08-15
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________

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

Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$3,215	$43,973
Accounts receivable, affiliate	190,789	170,263
Prepaid state taxes	14,965	10,207
Total current assets	208,969	224,443

Oil and gas properties at cost, full-cost method	47,361,948	47,361,629
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(43,933,621)	(42,663,701)
	3,428,327	4,697,928

Total assets	$3,637,296	$4,922,371

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$72,352	$53,185
Total current liabilities	72,352	53,185

Asset retirement obligation	311,074	300,348

Partners’ capital	3,253,870	4,568,838

Total liabilities and partners’ capital	$3,637,296	$4,922,371

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$83,458	$168,732	$135,769	$284,401
Gas sales	194,371	316,661	372,300	597,738
Total revenues	277,829	485,393	508,069	882,139

Expenses:
Lease operating expense	125,770	138,711	282,690	330,396
Production taxes	15,013	29,464	27,382	51,896
Administrative and general expense	31,255	36,519	49,118	65,428
Depreciation, depletion, and amortization	80,675	135,678	161,233	235,874
Cost ceiling write-down	642,761	—	1,108,687	—
Asset retirement obligation accretion	5,363	4,969	10,726	9,938
Total expenses	900,837	345,341	1,639,836	693,532

Net (loss) income	$(623,008)	$140,052	$(1,131,767)	$188,607

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2016

(Unaudited)

Total

Balance at December 31, 2015	$4,568,838

Cash distributions	(183,201)

Net loss	(1,131,767)

Balance at June 30, 2016	$3,253,870

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,131,767)	$188,607
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, and amortization	161,233	235,874
Cost ceiling write-down	1,108,687	—
Asset retirement obligation accretion	10,726	9,938
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(20,526)	92,154
Prepaid state taxes	(4,758)	(5,903)
Accounts payable, affiliate	19,167	21,221
Net cash provided by operating activities	142,762	541,891

Cash flows from investing activities:
Purchase and development of oil and gas properties	(319)	(773)
Net cash used in investing activities	(319)	(773)

Cash flows from financing activities:
Cash distributions to partners	(183,201)	(552,438)
Net cash used in financing activities	(183,201)	(552,438)

Net decrease in cash	(40,758)	(11,320)
Cash, beginning of period	43,973	14,163

Cash, end of period	$3,215	$2,843

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$—	$3,585

Change to property, plant and equipment related to accrual of leaseholds	$—	$253

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,108,687 for the six months ended June 30, 2016. There were no cost ceiling write-downs for the six months ended June 30, 2015.

The accompanying notes are an integral part of the financial statements.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$300,348	$276,199
Liabilities incurred	—	4,267
Accretion expense	10,726	19,882
Balance, end of period	$311,074	$300,348

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $136,617 at June 30, 2016.

The Partnership had reduced cash flows from operations for the six months ended June 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the six months ended June 30, 2016, the Partnership made cash distributions to the investor partners in the amount of $183,201 as compared to $552,438 for the six months ended June 30, 2015. Since inception, the Partnership has made distributions of $56,559,023, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Oil sales	$83,458	$168,732
Barrels produced	2,110	3,208
Average price/bbl	$39.55	$52.60

Gas sales	$194,371	$316,661
Mcf produced	99,716	120,944
Average price/mcf	$1.95	$2.62

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $207,564, a 42.8% decline, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Of this decline, $41,844 and $80,911 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $39.55 from $52.60 per barrel (bbl) and to $1.95 from $2.62 per thousand cubic feet (mcf) for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Also contributing to the decline in sales were $43,430 and $41,379 due to lower volumes of oil and gas sold, respectively, by 1,098 bbls and 21,228 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2016 decreased to $125,770 from $138,711 for the three month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2016 decreased to $15,013 from $29,464 for the three month period ended June 30, 2015. This was due to lower overall oil and gas revenue for the three month period ended June 30, 2016.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2016 fell to $31,255 from $36,519 for the three month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2016 decreased to $80,675 from $135,678 for the three month period ended June 30, 2015 due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $642,761 for the three months ended June 30, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended June 30, 2015.

Results of Operations

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015
Oil sales	$135,769	$284,401
Barrels produced	3,940	5,874
Average price/bbl	$34.46	$48.42

Gas sales	$372,300	$597,738
Mcf produced	197,676	219,439
Average price/mcf	$1.88	$2.72

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $374,070, a 42.4% decline, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Of this decline, $81,988 and $184,450 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $34.46 from $48.42 per barrel (bbl) and to $1.88 from $2.72 per thousand cubic feet (mcf) for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Also contributing to the decline in sales were $66,644 and $40,988 due to lower volumes of oil and gas sold, respectively, by 1,934 bbls and 21,763 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2016 decreased to $282,690 from $330,396 for the six month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2016 decreased to $27,382 from $51,896 for the six month period ended June 30, 2015. This was due to lower overall oil and gas revenue for the six month period ended June 30, 2016.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2016 fell to $49,118 from $65,428 for the six month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2016 decreased to $161,233 from $235,874 for the six month period ended June 30, 2015 due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,108,687 for the six months ended June 30, 2016. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the six months ended June 30, 2015.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $51,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended June 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 15, 2016

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

