Form 10-Q
period 2016-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2016-11-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Yes  ☐  No ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2016 and 2015
and the nine months ended September 30, 2016 and 2015	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2016	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$10,798	$43,973
Accounts receivable, affiliate	203,715	170,263
Prepaid state taxes	16,320	10,207
Total current assets	230,833	224,443

Oil and gas properties at cost, full-cost method	47,364,026	47,361,629
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(43,992,194)	(42,663,701)
	3,371,832	4,697,928

Total assets	$3,602,665	$4,922,371

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$37,580	$53,185
Total current liabilities	37,580	53,185

Asset retirement obligation	318,023	300,348

Partners' capital	3,247,062	4,568,838

Total liabilities and partners' capital	$3,602,665	$4,922,371

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$58,088	$119,824	$193,857	$404,225
Gas sales	247,687	259,584	619,987	857,322
Total revenues	305,775	379,408	813,844	1,261,547

Expenses:
Lease operating expense	90,403	136,789	373,093	467,185
Production taxes	17,449	22,566	44,831	74,462
Administrative and general expense	15,685	21,618	64,803	87,046
Depreciation, depletion, and amortization	58,573	120,893	219,806	356,767
Cost ceiling write-down	—	—	1,108,687	—
Asset retirement obligation accretion	5,373	4,969	16,099	14,907
Total expenses	187,483	306,835	1,827,319	1,000,367

Net income (loss)	$118,292	$72,573	$(1,013,475)	$261,180

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2016
(Unaudited)

Total

Balance at December 31, 2015	$4,568,838

Cash distributions	(308,301)

Net loss	(1,013,475)

Balance at September 30, 2016	$3,247,062

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,013,475)	$261,180
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	219,806	356,767
Cost ceiling write-down	1,108,687	-
Asset retirement obligation accretion	16,099	14,907
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(33,452)	144,223
Prepaid state taxes	(6,113)	(9,305)
Accounts payable, affiliate	(15,605)	(3,620)
Net cash provided by operating activities	275,947	764,152

Cash flows from investing activities:
Purchase and development of oil and gas properties	(821)	(1,131)
Net cash used in investing activities	(821)	(1,131)

Cash flows from financing activities:
Cash distributions to partners	(308,301)	(767,571)
Net cash used in financing activities	(308,301)	(767,571)

Net decrease in cash	(33,175)	(4,550)
Cash, beginning of period	43,973	14,163
Cash, end of period	$10,798	$9,613
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$1,576	$3,585

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. In preparing these financial statements, the Partnership has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,108,687 for the nine months ended September 30, 2016. There were no cost ceiling write-downs for the nine months ended September 30, 2015.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$300,348	$276,199
Liabilities incurred	1,576	4,267
Accretion expense	16,099	19,882
Balance, end of period	$318,023	$300,348

5.	Related Party Transactions

In accordance with the laws of the State of Delaware, MD has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $193,253 at September 30, 2016.

The Partnership had reduced cash flows from operations for the nine months ended September 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the nine months ended September 30, 2016, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $308,301 as compared to $767,571 for the nine months ended September 30, 2015. Since inception, the Partnership has made distributions of $56,684,123, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015
Oil sales	$58,088	$119,824
Barrels produced	1,419	2,806
Average price/bbl	$40.94	$42.70

Gas sales	$247,687	$259,584
Mcf produced	93,996	105,857
Average price/mcf	$2.64	$2.45

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $73,633, a 19.4% decline, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Of this decline, $56,778 and $31,255 were due to decreases in the volumes of oil and gas sold, respectively, by 1,387 barrels (bbls) and 11,861 thousand cubic feet (mcf) for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Also contributing to the decline in sales was $4,958 from a decrease in the average price of oil sold. The average price fell to $40.94 from $42.70 per bbl for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Partially offsetting this decline was $19,358 due to an increase in the average price of gas sold. The average price rose to $2.64 from $2.45 per mcf for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Lease operations. Lease operating expense during the three month period ended September 30, 2016 decreased to $90,403 from $136,789 for the three month period ended September 30, 2015 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended September 30, 2016 decreased to $17,449 from $22,566 for the three month period ended September 30, 2015. This was due to lower overall oil and gas revenue for the three month period ended September 30, 2016.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2016 fell to $15,685 from $21,618 for the three month period ended September 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2016 decreased to $58,573 from $120,893 for the three month period ended September 30, 2015 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in oil and gas production.

Results of Operations

For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016	2015
Oil sales	$193,857	$404,225
Barrels produced	5,359	8,680
Average price/bbl	$36.17	$46.57

Gas sales	$619,987	$857,322
Mcf produced	291,672	325,296
Average price/mcf	$2.13	$2.64

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $447,703, a 35.5% decline, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Of this decline, $90,234 and $165,863 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $36.17 from $46.57 per barrel (bbl) and to $2.13 from $2.64 per thousand cubic feet (mcf) for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Also contributing to the decline in sales were $120,134 and $71,472 due to lower volumes of oil and gas sold, respectively, by 3,321 bbls and 33,624 mcf.

Lease operations. Lease operating expense during the nine month period ended September 30, 2016 decreased to $373,093 from $467,185 for the nine month period ended September 30, 2015 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the nine month period ended September 30, 2016 decreased to $44,831 from $74,462 for the nine month period ended September 30, 2015. This was due to lower overall oil and gas revenue for the nine month period ended September 30, 2016.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2016 fell to $64,803 from $87,046 for the nine month period ended September 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2016 decreased to $219,806 from $356,767 for the nine month period ended September 30, 2015 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,108,687 for the nine months ended September 30, 2016. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the nine months ended September 30, 2015.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $81,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.     Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended September 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.     Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2016

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

