Form 10-K
period 2016-12-31
Mewbourne Energy Partners 06-A, L.P.
filed 2017-03-31
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 06-07 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $50,000,000 (50,000 interests) per partnership. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 11, 2006. On September 1, 2006, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. During 2008 all general partner equity interests were converted to limited partner equity interests.

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

The sale of crude oil and gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Gas will be sold to gas marketers and end users on the spot market. The spot market reflects immediate sales of gas without long-term contractual commitments. The future market condition for gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing gas production and fluctuations in gas prices.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. MOC, a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2017, MOC employed 399 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 1A. Risk Factors

Oil and gas prices are volatile. An absence of significant price increases could adversely affect the Registrant’s financial position, financial results, and cash flows.

Revenues, operating results, and profitability depend primarily upon the prices received for oil and gas sales. Prices also affect the amount of cash flow available for distribution. Absent significant price increases, cost ceiling write-downs may be necessary in the future.

Historically, the markets for oil and gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and gas prices may result from relatively minor changes in the supply of and demand for oil and gas, market uncertainty and other factors that are beyond the Registrant’s control, including:

•	worldwide and domestic supplies of oil and gas;
•	weather conditions;
•	the level of consumer demand;
•	the price and availability of alternative fuels;
•	the proximity, accessibility and capacity of gas pipelines and other transportation facilities;
•	regional imbalances in supply and demand;
•	the price and level of foreign imports;
•	domestic and foreign governmental regulations and taxes;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	political instability or armed conflict in oil-producing regions; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2016, a 10% change in the price received for oil and gas production would have had an approximate $119,000 impact on revenue.

The actual quantities and present value of proved reserves may prove to be lower than estimated.

This report contains estimates of proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, the Registrant may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and gas prices and other factors, many of which are beyond the Registrant’s control. The Registrant’s properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.

The absence of significant future price increases may result in a write-down of asset carrying values.

The Registrant utilizes the full-cost method of accounting for costs related to oil and gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using the oil and gas pricing guidelines established by the SEC. The absence of significant price increases in oil and gas prices from current levels or the presence of other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

The Registrant’s ceiling test calculations indicated an impairment of oil and gas properties of $1,108,687 and $2,020,702 during the years ended December 31, 2016 and 2015, respectively.

Oil and gas drilling and producing operations can be hazardous and may expose the Registrant to environmental liabilities.

Oil and gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, gas, brine or well fluids, and other environmental hazards and risks. If any of these risks occurs, the Registrant could sustain substantial losses as a result of:

•	injury or loss of life;
•	severe damage to or destruction of property, natural resources and equipment;
•	pollution or other environmental damage;
•	clean-up responsibilities;
•	regulatory investigations and administrative, civil and criminal penalties; and
•	injunctions resulting in limitation or suspension of operations.

There is inherent risk of incurring significant environmental costs and liabilities in exploration and production operations due to generation, handling, and disposal of materials, including wastes and petroleum hydrocarbons. The Registrant may incur joint and several, strict liability under applicable U.S. federal and state environmental laws in connection with releases of petroleum hydrocarbons and wastes on, under or from leased or owned properties, some of which have been used for oil and gas exploration and production activities for a number of years, often by third parties not under the Registrant’s control. While the Registrant maintains insurance against some, but not all, of the risks described above, the Registrant’s insurance may not be adequate to cover casualty losses or liabilities. Also, in the future the Registrant may not be able to obtain insurance at premium levels that justify its purchase.

In addition, in response to studies suggesting that emissions of certain gases may be contributing to warming of the earth’s atmosphere, many states are beginning to consider initiatives to track and record these gases, generally referred to as “greenhouse gases,” with several states having already adopted regulatory initiatives aimed at reducing emissions of greenhouse gases. Methane, a primary component of gas, and carbon dioxide, a byproduct of the burning of gas, are included among the types of gases targeted by greenhouse gas initiatives and laws. This movement is in its infancy but regulatory initiatives or legislation placing restrictions on emissions of methane or carbon dioxide that may be imposed in various states of the United States could adversely affect operations of oil and gas wells and the demand for oil and gas products.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Property Interests

The Registrant’s properties consist primarily of interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2016, the Registrant owned working interests in ninety-two producing wells. The Registrant had no drilling activity for the years ended December 31, 2016 and 2015.

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

ITEM 4. Mine Safety Disclosure

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 31, 2017, the Registrant had 50,000 outstanding limited partnership interests held of record by 1,576 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2016 and 2015 were $501,910 and $937,571, respectively. Since inception, the Partnership has made distributions of $56,877,732, inclusive of state tax payments.

ITEM 6. Selected Financial Data

Not required under Regulation S-K, Item 301 for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the financial statements and the related notes to the financial statements, which begin on page 20. As a result of declines in prices for commodities, the results of operations for 2016 may not be indicative of results in 2017 as realized prices for production may remain low or continue to decline.

Year ended December 31, 2016 compared to the year ended December 31, 2015:

	Year Ended December 31,
	2016	2015
Oil sales	$282,746	$467,455
Barrels produced	7,348	10,364
Average price/bbl	$38.48	$45.10

Gas sales	$902,850	$1,066,057
Mcf produced	386,472	421,599
Average price/mcf	$2.34	$2.53

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $347,916, a 22.7% decline, for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Of this decline, $68,655 and $81,146 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $38.48 from $45.10 per barrel (bbl) and to $2.34 from $2.53 per thousand cubic feet (mcf) for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Also contributing to the decline in sales were $116,054 and $82,061 due to lower volumes of oil and gas sold, respectively, by 3,016 bbls and 35,127 mcf.

Lease operations. Lease operating expense during the year ended December 31, 2016 decreased to $489,504 from $570,928 for the year ended December 31, 2015 due to fewer well repairs and workovers as well as lower pumping expenses and overhead.

Production taxes. Production taxes during the year ended December 31, 2016 decreased to $66,778 from $89,338 for the year ended December 31, 2015. This was due to lower overall oil and gas revenue for the year ended December 31, 2016.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2016 fell to $84,350 from $105,543 for the year ended December 31, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2016 decreased to $279,932 from $474,547 for the year ended December 31, 2015. This was due to cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization as well as an overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,108,687 and $2,020,702 for the years ended December 31, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

Absent significant price increases, the sustained lower oil prices experienced in 2016 will continue to impact proved reserves adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits, which in turn, may make it more likely that we will in the future incur impairment charges under full cost accounting.

Liquidity and Capital Resources

Cash decreased by $27,100 during the year ended December 31, 2016. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

The Partnership had reduced cash flows from operations in 2016 due to the steep decline in oil and gas prices. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions to partners until prices improve. The Partnership’s revenue and cash flow from operating activities are highly dependent on commodity prices.

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, concerning revenue recognition. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018 and such proposal was subsequently adopted by the FASB in August 2015. The Partnership is currently determining the impacts of the new revenue recognition standard on its contracts. The Partnership’s approach include evaluating its key revenue contracts representative of its revenue and comparing historical accounting policies and practices to the new standard. The Partnership’s revenue contracts are primarily normal purchase/normal sale contracts with index pricing that settle monthly and as such, the Partnership does not expect that the new revenue recognition standard will have a material impact on its financial statements upon adoption. The new revenue recognition standard will require new disclosure related to revenue. The Partnership intends to apply the new standard utilizing a modified retrospective basis that could result in a cumulative effect adjustment as of January 1, 2018.

Full Cost Method of Accounting

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared by using the oil and gas pricing guidelines established by the SEC, projected development and production costs and a 10 percent annual discount rate.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$300,348	$276,199
Liabilities incurred	1,576	4,267
Accretion expense	21,472	19,882
Balance, end of period	$323,396	$300,348

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $321,921 and $396,035 for the years ended December 31, 2016 and 2015, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $38,778 and $66,005 were allocated to the Partnership during the years ended December 31, 2016 and 2015, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2016. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2016 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2016	Position

J. Roe Buckley	54	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	56	Chief Executive Officer

Alan Clark	64	Treasurer and Controller

Dorothy M. Cuenod	56	Assistant Secretary and Director

Ruth M. Buckley	55	Assistant Secretary and Director

Julie M. Greene	53	Assistant Secretary and Director

J. Roe Buckley, age 54, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 56, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 64, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Dorothy M. Cuenod, age 56, received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 55, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 53, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent at March 31, 2017

Class of Ownership	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Limited Partnership Interests
N/A	N/A	N/A	N/A

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

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2016 and 2015:

	2016	2015
Administrative and general expense, management fees (if applicable) and payment of well charges and supervision charges in accordance with standard industry operating agreements	$360,699	$462,040

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

ITEM 14. Principal Accountant Fees and Services

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2016 and 2015 are set forth below:

	2016	2015
Audit Fees	$27,737	$26,667

PART IV

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2016 and 2015

Statements of operations for the years ended December 31, 2016 and 2015

Statements of changes in partners’ capital for the years ended December 31, 2016 and 2015

Statements of cash flows for the years ended December 31, 2016 and 2015

Notes to financial statements

2.	Financial statement schedules

Not required for smaller reporting companies

3.	Exhibits

The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

None.

ITEM 16. Form 10-K Summary

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

/s/ Kenneth S. Waits	Chief Executive Officer	March 31, 2017
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 31, 2017

/s/ Alan Clark	Treasurer and Controller	March 31, 2017
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2017
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2017
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2017
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

As of and for the years ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 06-A, L.P. and to the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) as of December 31, 2016 and 2015 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Dallas, Texas

March 31, 2017

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Cash	$16,873	$43,973
Accounts receivable, affiliate	246,482	170,263
Prepaid state taxes	4,066	10,207
Total current assets	267,421	224,443

Oil and gas properties at cost, full-cost method	47,364,264	47,361,629
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(44,052,320)	(42,663,701)
	3,311,944	4,697,928

Total assets	$3,579,365	$4,922,371

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$54,168	$53,185
Total current liabilities	54,168	53,185

Asset retirement obligation	323,396	300,348

Partners’ capital	3,201,801	4,568,838

Total liabilities and partners’ capital	$3,579,365	$4,922,371

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015
Revenues:
Oil sales	$282,746	$467,455
Gas sales	902,850	1,066,057
Total revenues	1,185,596	1,533,512

Expenses:
Lease operating expense	489,504	570,928
Production taxes	66,778	89,338
Administrative and general expense	84,350	105,543
Depreciation, depletion, and amortization	279,932	474,547
Cost ceiling write-down	1,108,687	2,020,702
Asset retirement obligation accretion	21,472	19,882
Total expenses	2,050,723	3,280,940

Net loss	$(865,127)	$(1,747,428)

The accompanying notes are an integral part of the financial statements.

21

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2016 and 2015

Partners’
Capital

Balance at December 31, 2014	$7,253,837

Cash distributions	(937,571)
Net loss	(1,747,428)

Balance at December 31, 2015	4,568,838

Cash distributions	(501,910)
Net loss	(865,127)

Balance at December 31, 2016	$3,201,801

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(865,127)	$(1,747,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	279,932	474,547
Cost ceiling write-down	1,108,687	2,020,702
Asset retirement obligation accretion	21,472	19,882
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(76,219)	234,142
Prepaid state taxes	6,141	(2,707)
Accounts payable, affiliate	983	(20,577)
Net cash provided by operating activities	475,869	978,561

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	14,241
Purchase and development of oil and gas properties	(1,059)	(25,421)
Net cash used in investing activities	(1,059)	(11,180)

Cash flows from financing activities:
Cash distributions to partners	(501,910)	(937,571)
Net cash used in financing activities	(501,910)	(937,571)

Net (decrease) increase in cash	(27,100)	29,810
Cash, beginning of period	43,973	14,163

Cash, end of period	$16,873	$43,973

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$1,576	$4,267

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,108,687 and $2,020,702 for the years ended December 31, 2016 and 2015, respectively.

Subsequent Events

The Partnership has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, concerning revenue recognition. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018 and such proposal was subsequently adopted by the FASB in August 2015. The Partnership is currently determining the impacts of the new revenue recognition standard on its contracts. The Partnership’s approach include evaluating its key revenue contracts representative of its revenue and comparing historical accounting policies and practices to the new standard. The Partnership’s revenue contracts are primarily normal purchase/normal sale contracts with index pricing that settle monthly and as such, the Partnership does not expect that the new revenue recognition standard will have a material impact on its financial statements upon adoption. The new revenue recognition standard will require new disclosure related to revenue. The Partnership intends to apply the new standard utilizing a modified retrospective basis that could result in a cumulative effect adjustment as of January 1, 2018.

Cash

The Partnership maintains all its cash in one financial institution. At various times throughout the year, the cash amount may be in excess of the amount insured by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

The FASB has issued guidance on determining the estimated fair value for financial instruments. This disclosure states that the fair value of financial instruments is determined at discrete points in time based on relevant market information. Such estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, affiliate and accounts payable, affiliate approximates their carrying value due to their short-term nature.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$300,348	$276,199
Liabilities incurred	1,576	4,267
Accretion expense	21,472	19,882
Balance, end of period	$323,396	$300,348

Oil and Gas Sales

The Partnership’s oil and condensate production is sold and revenue recognized at or near the Partnership’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnership’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts coveiring the Partnership’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2016 and 2015, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and gas sales to third parties in the oil and gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2016 or 2015. The Partnership cannot ensure that such losses will not be realized in the future.

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

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $3,293,431 and $4,667,434 at December 31, 2016 and 2015, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2016 or 2015, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $321,921 and $396,035 for the years ended December 31, 2016 and 2015, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $38,778 and $66,005 were allocated to the Partnership during the years ended December 31, 2016 and 2015, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD (1)
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

