Form 10-K
period 2017-12-31
Mewbourne Energy Partners 06-A, L.P.
filed 2018-04-02
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. MOC, a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At April 2, 2018, MOC employed 422 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 1A.	Risk Factors

Oil and gas prices are volatile. Revenues, operating results, and profitability depend primarily upon the prices received for oil and gas sales. Prices also affect the amount of cash flow available for distribution. If prices were to decrease in the future, this could result in future write-downs of asset carrying values.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2017, a 10% change in the price received for oil and gas production would have had an approximate $133,000 impact on revenue.

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

If prices were to decrease in the future, this could result in future write-downs of asset carrying values.

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

The Registrant’s ceiling test calculations indicated an impairment of oil and gas properties of $1,108,687 during the year ended December 31, 2016. There was no impairment during the year ended December 31, 2017.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2017, the Registrant owned working interests in ninety-one producing wells. The Registrant had no drilling activity for the years ended December 31, 2017 and 2016. Additional capital costs incurred, if any, were due to maintenance of current wells.

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

At April 2, 2018, the Registrant had 50,000 outstanding limited partnership interests held of record by 1,576 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2017 and 2016 were $730,474 and $501,910, respectively. Since inception, the Partnership has made distributions of $57,608,206, inclusive of state tax payments.

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

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016:

	Year Ended December 31,
	2017	2016
Oil sales	$313,722	$282,746
Barrels produced	6,638	7,348
Average price/bbl	$47.26	$38.48

Gas sales	$1,013,431	$902,850
Mcf produced	349,902	386,472
Average price/mcf	$2.90	$2.34

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $141,557, an 11.9% increase, for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Of this increase, $64,532 and $216,500 were due to increases in the average prices of oil and gas sold, respectively. The average price rose to $47.26 from $38.48 per barrel (bbl) and to $2.90 from $2.34 per thousand cubic feet (mcf) for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Partially offsetting this increase in sales were decreases of $33,556 and $105,919 due to lower volumes of oil and gas sold, respectively, by 710 bbls and 36,570 mcf.

Lease operations. Lease operating expense during the year ended December 31, 2017 decreased to $457,125 from $489,504 for the year ended December 31, 2016 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2017 increased to $86,084 from $66,778 for the year ended December 31, 2016. This was due to higher overall oil and gas revenue for the year ended December 31, 2017.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2017 increased to $88,916 from $84,350 for the year ended December 31, 2016. This was due to the higher total administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2017 decreased to $195,309 from $279,932 for the year ended December 31, 2016. This was due to prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization as well as an overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,108,687 for the year ended December 31, 2016. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the year ended December 31, 2017.

Liquidity and Capital Resources

Cash decreased by $3,883 during the year ended December 31, 2017. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

We have evaluated the impact of the ASU on our accounting policies, internal controls, and financial statements and related disclosures. We have non-operated working interests in oil and gas wells only and receive monthly net revenue checks from the operator of the oil and gas wells in which we have working interests. We have reviewed our partnership, joint operating and marketing agreements as they relate to our non-operated working interests and this ASU. The ASU includes provisions regarding future revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship. We have evaluated the impact on the presentation of our future revenues and expenses under this gross-versus-net presentation guidance. Based upon our assessments, the ASU will not have any effect on the timing of revenue recognition or our financial position.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2017 and December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$323,396	$300,348
Liabilities incurred	38	1,576
Liabilities reduced due to settlements	(4,013)	—
Accretion expense	22,904	21,472
Balance, end of period	$342,325	$323,396

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $318,688 and $321,921 for the years ended December 31, 2017 and 2016, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $47,986 and $38,778 were allocated to the Partnership during the years ended December 31, 2017 and 2016, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2017. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2017 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2017	Position

J. Roe Buckley	55	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	57	Chief Executive Officer

Alan Clark	65	Treasurer and Controller

Dorothy M. Cuenod	57	Assistant Secretary and Director

Ruth M. Buckley	56	Assistant Secretary and Director

Julie M. Greene	54	Assistant Secretary and Director

J. Roe Buckley, age 55, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 57, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 65, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Dorothy M. Cuenod, age 57, received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 56, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 54, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

(a) Beneficial owners of more than five percent at April 2, 2018

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2017 and 2016:

	2017	2016
Administrative and general expense, management fees (if applicable) and payment of well charges and supervision charges in accordance with standard industry operating agreements	$366,674	$360,699

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2017 and 2016 are set forth below:

	2017	2016
Audit Fees	$30,424	$27,737

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K
(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2017 and 2016

Statements of operations for the years ended December 31, 2017 and 2016

Statements of changes in partners’ capital for the years ended December 31, 2017 and 2016

Statements of cash flows for the years ended December 31, 2017 and 2016

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

/s/ Kenneth S. Waits	Chief Executive Officer	April 2, 2018
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	April 2, 2018

/s/ Alan Clark	Treasurer and Controller	April 2, 2018
Alan Clark

/s/ Dorothy M. Cuenod	Director	April 2, 2018
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	April 2, 2018
Ruth M. Buckley

/s/ Julie M. Greene	Director	April 2, 2018
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

As of and for the years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 06-A, L.P. and the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) as of December 31, 2017 and 2016, the related statements of operations, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2006.

Dallas, Texas

April 2, 2018

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Cash	$12,990	$16,873
Accounts receivable, affiliate	206,047	246,482
Prepaid state taxes	2,919	4,066
Total current assets	221,956	267,421

Oil and gas properties at cost, full-cost method	47,375,871	47,364,264
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(44,249,802)	(44,052,320)
	3,126,069	3,311,944

Total assets	$3,348,025	$3,579,365

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable, affiliate	$57,558	$54,168
Total current liabilities	57,558	54,168

Asset retirement obligation	342,325	323,396

Partners' capital	2,948,142	3,201,801

Total liabilities and partners' capital	$3,348,025	$3,579,365

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016
Revenues:
Oil sales	$313,722	$282,746
Gas sales	1,013,431	902,850
Total revenues	1,327,153	1,185,596

Expenses:
Lease operating expense	457,125	489,504
Production taxes	86,084	66,778
Administrative and general expense	88,916	84,350
Depreciation, depletion, and amortization	195,309	279,932
Cost ceiling write-down	—	1,108,687
Asset retirement obligation accretion	22,904	21,472
Total expenses	850,338	2,050,723

Net income (loss)	$476,815	$(865,127)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2017 and 2016

Partners’
Capital

Balance at December 31, 2015	$4,568,838

Cash distributions	(501,910)
Net loss	(865,127)

Balance at December 31, 2016	3,201,801

Cash distributions	(730,474)
Net income	476,815

Balance at December 31, 2017	$2,948,142

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$476,815	$(865,127)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	195,309	279,932
Cost ceiling write-down	—	1,108,687
Asset retirement obligation accretion	22,904	21,472
Changes in operating assets and liabilities:
Accounts receivable, affiliate	40,435	(76,219)
Prepaid state taxes	1,147	6,141
Accounts payable, affiliate	3,390	983
Net cash provided by operating activities	740,000	475,869

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	64	—
Development of oil and gas properties	(13,473)	(1,059)
Net cash used in investing activities	(13,409)	(1,059)

Cash flows from financing activities:
Cash distributions to partners	(730,474)	(501,910)
Net cash used in financing activities	(730,474)	(501,910)

Net decrease in cash	(3,883)	(27,100)
Cash, beginning of period	16,873	43,973
Cash, end of period	$12,990	$16,873
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(3,975)	$1,576

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2017 and 2016, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,108,687 for the year ended December 31, 2016. There were no cost ceiling write-downs for the year ended December 31, 2017.

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

We have evaluated the impact of the ASU on our accounting policies, internal controls, and financial statements and related disclosures. We have non-operated working interests in oil and gas wells only and receive monthly net revenue checks from the operator of the oil and gas wells in which we have working interests. We have reviewed our partnership, joint operating and marketing agreements as they relate to our non-operated working interests and this ASU. The ASU includes provisions regarding future revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship. We have evaluated the impact on the presentation of our future revenues and expenses under this gross-versus-net presentation guidance. Based upon our assessments, the ASU will not have any effect on the timing of revenue recognition or our financial position.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2017 and December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$323,396	$300,348
Liabilities incurred	38	1,576
Liabilities reduced due to settlements	(4,013)	—
Accretion expense	22,904	21,472
Balance, end of period	$342,325	$323,396

Oil and Gas Sales

The Partnership’s oil and condensate production is sold and revenue recognized at or near the Partnership’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnership’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnership’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2017 and 2016, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and gas sales to third parties in the oil and gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2017 or 2016. The Partnership cannot ensure that such losses will not be realized in the future.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $3,101,365 and $3,293,431 at December 31, 2017 and 2016, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2017 or 2016, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $318,688 and $321,921 for the years ended December 31, 2017 and 2016, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions.Under this arrangement, $47,986 and $38,778 were allocated to the Partnership during the years ended December 31, 2017 and 2016, respectively.

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

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

