Form 10-Q
period 2018-03-31
Mewbourne Energy Partners 06-A, L.P.
filed 2018-05-15
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☐    No ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part I - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2018 (Unaudited) and December 31, 2017	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2018 and 2017	4

Condensed Statement of Changes In Partners’ Capital (Unaudited) -
For the three months ended March 31, 2018	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2018 and 2017	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 06-A, L.P.
Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$17,706	$12,990
Accounts receivable, affiliate	587,188	206,047
Prepaid state taxes	3,891	2,919
Total current assets	608,785	221,956

Oil and gas properties at cost, full-cost method	47,373,958	47,375,871
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(44,756,750)	(44,249,802)
	2,617,208	3,126,069
Total assets	$3,225,993	$3,348,025

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$5,964	$57,558
Total current liabilities	5,964	57,558

Asset retirement obligation	343,720	342,325
Total liabilities	349,684	399,883

Partners’ capital	2,876,309	2,948,142

Total liabilities and partners’ capital	$3,225,993	$3,348,025

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2018	2017
Revenues:
Oil sales	$88,525	$93,568
Gas sales	204,097	250,185
Total revenues	292,622	343,753

Expenses:
Lease operating expense	118,746	98,396
Production taxes	12,838	20,727
Administrative and general expense	19,866	23,078
Depreciation, depletion, and amortization	31,830	51,698
Asset retirement obligation accretion	6,052	5,784
Total expenses	189,332	199,683

Net income	$103,290	$144,070

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the three months ended March 31, 2018
(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$2,948,142

Cash distributions	(175,123)
Net income	103,290

Balance at March 31, 2018	$2,876,309

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$103,290	$144,070
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation, depletion, and amortization	31,830	51,698
Asset retirement obligation accretion	6,052	5,784
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(381,141)	38,323
Prepaid state taxes	(972)	(1,355)
Accounts payable, affiliate	(51,594)	12,219
Net cash (used in) provided by operating activities	(292,535)	250,739

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	472,500	—
Development of oil and gas properties	(126)	(126)
Net cash provided by (used in) investing activities	472,374	(126)

Cash flows from financing activities:
Cash distributions to partners	(175,123)	(245,007)
Net cash used in financing activities	(175,123)	(245,007)

Net increase in cash	4,716	5,606
Cash, beginning of period	12,990	16,873
Cash, end of period	$17,706	$22,479
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(4,657)	$—

 The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.       Description of Business

Mewbourne Energy Partners 06-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on November 16, 2005. The offering of limited and general partnership interests began July 11, 2006 as a part of an offering registered under the name Mewbourne Energy Partners 06-07 Drilling Program (the “Program”), and concluded September 1, 2006, with total investor contributions of $50,000,000 originally being sold to 1,576 subscribers of which $43,174,000 were sold to 1,342 subscribers as general partner interests and $6,826,000 were sold to 234 subscribers as limited partner interests. During 2008, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

2.       Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2017, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, a comprehensive new revenue recognition standard. The Partnership has used the modified retrospective transition method to apply the effects of adopting this ASU, effective January 1, 2018, and has evaluated the impact of the ASU on its accounting policies, internal controls, and financial statements and related disclosures.

The Partnership has only non-operated working interests in oil and gas wells and receives monthly net revenue checks from the operator of these oil and gas wells. It recognizes revenue for oil and condensate when control transfers to the purchaser at a contractually specified delivery point at or near the wellhead at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnership’s interest are recorded as revenue when the gas is metered and control is transferred pursuant to the gas sales contracts covering the Partnership’s interest in gas reserves.

The Partnership has reviewed its partnership, joint operating and marketing agreements as they relate to its non-operated working interests and this ASU, which includes provisions regarding revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship, and has evaluated the impact on the presentation of its revenues and expenses under this gross-versus-net presentation guidance. Based on its review of how information about revenue has been presented for other purposes, including disclosures presented outside the financial statements and information used by management for evaluating performance operations, the appropriate categories for the disaggregation of revenue are oil and gas sales, as presented in the Partnership’s financial statements and related disclosures.

Disaggregation of Revenue

The Partnership has identified two material revenue streams in its business: oil sales and natural gas sales. Revenue attributable to each of the Partnership’s identified revenue streams is disaggregated in the Condensed Statements of Operations.

Significant Judgments

Principal versus agent

In the case of the non-operating agreements, the operator is responsible for providing the goods due to its contractual obligations with the purchaser. Based on the joint operating and marketing agreement arrangements between the Partnership and operator, the Partnership does not take title to the product prior to the operator’s ultimate sale to a customer. The operator is responsible for fulfilling promises to provide specified goods and remitting proceeds back to the Partnership for the Partnership’s proportionate share of the total product sold. MOC, rather than the Partnership, is primarily responsible for fulfilling promises to provide specified goods. MOC, as the operator, enters into the sales contract with the third-party customers and directs all activities from the wellhead to the delivery point that make the commodity available to the customer; there is no agreement between the Partnership and the customers. In the event a production delay occurs as a result of, for example, well-equipment failure, MOC is responsible for correcting the issues preventing fulfillment of its promises to deliver product to its customers.

Transaction price allocated to remaining performance obligations

For the Partnership’s product sales, the Partnership has utilized the practical expedient in ASC 606 that states that it is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the operator’s sales contracts, each unit of product represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract balances

Under the Partnership’s joint operating and marketing agreements, the Partnership is entitled to consideration as production occurs at the wellhead and the value of such consideration is an estimate. Final amounts are only determined upon sale by the operator to the ultimate third-party customer, and recorded in “Accounts receivable, affiliate” in its balance sheet.

Based upon its assessments, the ASU has no effect on the timing of the Partnership’s revenue recognition or its financial position.

New Accounting Developments

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This update should be applied using a modified retrospective approach, and early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Partnership’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The Partnership is currently evaluating the new guidance to determine the impact it will have on its financial statements.

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. The Partnership sold its interest in the Wesson 33-1 well for $472,500 in the first quarter of 2018. The Partnership did not record a gain or loss related to the sale as it was not determined to be significant to the reserves and did not result in a significant change to the depletion rate. Therefore, the sale is reflected as a reduction to the full cost pool. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the three months ended March 31, 2018 or 2017.

4.       Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Accretion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$342,325	$323,396
Liabilities incurred	—	38
Liabilities reduced due to settlements	(4,657)	(4,013)
Accretion expense	6,052	22,904
Balance, end of period	$343,720	$342,325

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

In accordance with the Partnership agreement, during any calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $602,821 at March 31, 2018.

During the three months ended March 31, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $175,123 as compared to $245,007 for the three months ended March 31, 2017. Since inception, the Partnership has made distributions of $57,783,329, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017
Oil sales	$88,525	$93,568
Barrels produced	1,453	1,948
Average price/bbl	$60.93	$48.03

Gas sales	$204,097	$250,185
Mcf produced	75,227	87,215
Average price/mcf	$2.71	$2.87

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $51,131, a 14.9% decline, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Of this decrease, $30,158 and $32,524 were due to declines in the volumes of oil and gas sold, respectively. The volumes sold decreased by 495 (barrels) bbls and 11,988 cubic metric feet (mcf) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Also contributing to the decline in revenue was a decrease of $13,564 due to a decrease in the price of gas sold to $2.71 from $2.87 per mcf for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Partially offsetting these decreases was an increase of $25,115 from an increase in the price of oil sold to $60.93 from $48.03 per bbl.

Lease operations. Lease operating expense during the three month period ended March 31, 2018 increased to $118,746 from $98,396 for the three month period ended March 31, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended March 31, 2018 decreased to $12,838 from $20,727 for the three month period ended March 31, 2017. This was due to lower overall oil and gas revenue for the three month period ended March 31, 2018.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2018 fell to $19,866 from $23,078 for the three month period ended March 31, 2017 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2018 decreased to $31,830 from $51,698 for the three month period ended March 31, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in production.

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

2.        Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2018, a 10% change in the price received for oil and gas production would have had an approximate $29,000 impact on revenue.

3.        Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended March 31, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      May 15, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

