Form 10-Q
period 2018-06-30
Mewbourne Energy Partners 06-A, L.P.
filed 2018-08-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX

Part I - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2018 (Unaudited) and December 31, 2017	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2018 and 2017	4
and the six months ended June 30, 2018 and 2017

Condensed Statement of Changes In Partners’ Capital (Unaudited) -
For the six months ended June 30, 2018	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2018 and 2017	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 06-A, L.P.
Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$10,735	$12,990
Accounts receivable, affiliate	208,236	206,047
Prepaid state taxes	4,962	2,919
Total current assets	223,933	221,956

Oil and gas properties at cost, full-cost method	47,373,928	47,375,871
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(44,795,310)	(44,249,802)
	2,578,618	3,126,069

Total assets	$2,802,551	$3,348,025

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$60,398	$57,558
Total current liabilities	60,398	57,558

Asset retirement obligation	349,763	342,325
Total liabilities	410,161	399,883

Partners’ capital	2,392,390	2,948,142

Total liabilities and partners’ capital	$2,802,551	$3,348,025

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$104,151	$72,832	$192,676	$166,400
Gas sales	223,196	268,550	427,293	518,735
Total revenues	327,347	341,382	619,969	685,135

Expenses:
Lease operating expense	91,138	127,070	209,884	225,466
Production taxes	22,971	22,554	35,809	43,281
Administrative and general expense	37,554	28,823	57,420	51,901
Depreciation, depletion, and amortization	38,560	48,575	70,390	100,273
Asset retirement obligation accretion	6,043	5,706	12,095	11,490
Total expenses	196,266	232,728	385,598	432,411

Net income	$131,081	$108,654	$234,371	$252,724

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the six months ended June 30, 2018
(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$2,948,142

Cash distributions	(790,123)
Net income	234,371

Balance at June 30, 2018	$2,392,390

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$234,371	$252,724
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	70,390	100,273
Asset retirement obligation accretion	12,095	11,490
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(2,189)	18,013
Prepaid state taxes	(2,043)	(2,328)
Accounts payable, affiliate	2,840	7,448
Net cash provided by operating activities	315,464	387,620

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	472,530	32
Development of oil and gas properties	(126)	(1,623)
Net cash provided by (used in) investing activities	472,404	(1,591)

Cash flows from financing activities:
Cash distributions to partners	(790,123)	(395,007)
Net cash used in financing activities	(790,123)	(395,007)

Net decrease in cash	(2,255)	(8,978)
Cash, beginning of period	12,990	16,873
Cash, end of period	$10,735	$7,895
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(4,657)	$(3,975)

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. The Partnership sold its interest in the Wesson 33-1 well for $472,500 in the first quarter of 2018. The Partnership did not record a gain or loss related to the sale as it was not determined to be significant to the reserves and did not result in a significant change to the depletion rate. Therefore, the sale is reflected as a reduction to the full cost pool. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2018 or 2017.

4.       Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depletion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$342,325	$323,396
Liabilities incurred	—	38
Liabilities reduced due to settlements, sales and trades	(4,657)	(4,013)
Accretion expense	12,095	22,904
Balance, end of period	$349,763	$342,325

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $163,535 at June 30, 2018.

During the six months ended June 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $790,123 as compared to $395,007 for the six months ended June 30, 2017. Since inception, the Partnership has made distributions of $58,398,329, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Oil sales	$104,151	$72,832
Barrels produced	1,662	1,639
Average price/bbl	$62.67	$44.44

Gas sales	$223,196	$268,550
Mcf produced	83,912	90,555
Average price/mcf	$2.66	$2.97

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $14,035, a 4.1% decline, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Of this decrease, $17,670 was due to a decline in the volume of gas sold. The volume of gas sold decreased by 6,643 thousand cubic feet (mcf) for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Also contributing to the decline in revenue was a decrease of $27,684 due to a decline in the price of gas sold to $2.66 from $2.97 per mcf for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Partially offsetting these decreases was an increase of $29,878 from a rise in the price of oil sold to $62.67 from $44.44 per barrel (bbl) for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Also partially offsetting the decreases was an increase of $1,441 due to a rise in the volume of oil sold. The volume of oil sold increased by 23 bbls for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Lease operations. Lease operating expense during the three months ended June 30, 2018 decreased to $91,138 from $127,070 for the three months ended June 30, 2017 due to fewer well repairs and workovers.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2018 rose to $37,554 from $28,823 for the three months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2018 decreased to $38,560 from $48,575 for the three months ended June 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in production.

Results of Operations

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Oil sales	$192,676	$166,400
Barrels produced	3,115	3,587
Average price/bbl	$61.85	$46.39

Gas sales	$427,293	$518,735
Mcf produced	159,139	177,770
Average price/mcf	$2.69	$2.92

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $65,166, a 9.5% decline, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Of this decrease, $29,195 and $50,025 were due to declines in the volumes of oil and gas sold, respectively. The volumes sold decreased by 472 (barrels) bbls and 18,631 thousand cubic feet (mcf) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Also contributing to the decline in revenue was a decrease of $41,417 due to a decline in the price of gas sold to $2.69 from $2.92 per mcf for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Partially offsetting these decreases was an increase of $55,471 from a rise in the price of oil sold to $61.85 from $46.39 per bbl for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Lease operations. Lease operating expense during the six months ended June 30, 2018 decreased to $209,884 from $225,466 for the six months ended June 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six months ended June 30, 2018 decreased to $35,809 from $43,281 for the six months ended June 30, 2017. This was due to lower overall oil and gas revenue for the six months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2018 rose to $57,420 from $51,901 for the six months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2018 decreased to $70,390 from $100,273 for the six months ended June 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in production.

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

2.        Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $62,000 impact on revenue.

3.        Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended June 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      August 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

