Form 10-Q
period 2018-09-30
Mewbourne Energy Partners 06-A, L.P.
filed 2018-11-14
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒   No ☐

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$2,301	$12,990
Accounts receivable, affiliate	197,288	206,047
Prepaid state taxes	6,032	2,919
Total current assets	205,621	221,956

Oil and gas properties at cost, full-cost method	47,374,724	47,375,871
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(44,831,630)	(44,249,802)
	2,543,094	3,126,069

Total assets	$2,748,715	$3,348,025

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$46,303	$57,558
Total current liabilities	46,303	57,558

Asset retirement obligation	355,694	342,325
Total liabilities	401,997	399,883

Partners’ capital	2,346,718	2,948,142

Total liabilities and partners’ capital	$2,748,715	$3,348,025

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$82,587	$75,300	$275,263	$241,700
Gas sales	208,356	264,628	635,649	783,363
Total revenues	290,943	339,928	910,912	1,025,063

Expenses:
Lease operating expense	90,128	111,714	300,012	337,180
Production taxes	13,834	22,514	49,643	65,795
Administrative and general expense	15,255	18,515	72,675	70,416
Depreciation, depletion, and amortization	36,320	54,480	106,710	154,753
Asset retirement obligation accretion	6,027	5,707	18,122	17,197
Total expenses	161,564	212,930	547,162	645,341

Net income	$129,379	$126,998	$363,750	$379,722

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2018
(Unaudited)

Partners’ Capital
Balance at December 31, 2017	$2,948,142

Cash distributions	(965,174)
Net income	363,750

Balance at September 30, 2018	$2,346,718

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$363,750	$379,722
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	106,710	154,753
Asset retirement obligation accretion	18,122	17,197
Changes in operating assets and liabilities:
Accounts receivable, affiliate	8,759	1,556
Prepaid state taxes	(3,113)	(3,301)
Accounts payable, affiliate	(11,255)	(1,816)
Net cash provided by operating activities	482,973	548,111

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	472,530	64
Development of oil and gas properties	(1,018)	(13,243)
Net cash provided by (used in) investing activities	471,512	(13,179)

Cash flows from financing activities:
Cash distributions to partners	(965,174)	(525,053)
Net cash used in financing activities	(965,174)	(525,053)

Net (decrease) increase in cash	(10,689)	9,879
Cash, beginning of period	12,990	16,873
Cash, end of period	$2,301	$26,752
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(4,753)	$(3,975)

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

The Partnership has reviewed its partnership, joint operating and marketing agreements as they relate to its non-operated working interests and this ASU, which includes provisions regarding revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship, and has evaluated the impact on the presentation of its revenues and expenses under this gross-versus-net presentation guidance. Based on its review of how information about revenue has been presented for other purposes, including disclosures presented outside the financial statements and information used by management for evaluating performance operations, the appropriate categories for the disaggregation of revenue are oil and gas sales, as presented in the Partnership’s financial statements and related disclosures .

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. The Partnership sold its interest in the Wesson 33-1 well for $472,500 in the first quarter of 2018. The Partnership did not record a gain or loss related to the sale as it was not determined to be significant to the reserves and did not result in a significant change to the depletion rate. Therefore, the sale is reflected as a reduction to the full cost pool. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2018 or 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$342,325	$323,396
Liabilities incurred	2	38
Liabilities reduced due to settlements, sales and trades	(4,755)	(4,013)
Accretion expense	18,122	22,904
Balance, end of period	$355,694	$342,325

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $159,318 at September 30, 2018.

During the nine months ended September 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $965,174 as compared to $525,053 for the nine months ended September 30, 2017. Since inception, the Partnership has made distributions of $58,573,380, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Oil sales	$82,587	$75,300
Barrels produced	1,356	1,690
Average price/bbl	$60.90	$44.56

Gas sales	$208,356	$264,628
Mcf produced	75,246	96,290
Average price/mcf	$2.77	$2.75

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $48,985, a 14.4% decline, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Of this decrease, $20,342 and $58,271 were due to declines in the volumes of oil and gas sold. The volumes sold decreased by 334 barrels (bbls) and 21,044 thousand cubic feet (mcf) for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Partially offsetting these decreases were increases of $27,629 and $1,999 from inclines in the prices of oil and gas sold, respectively, to $60.90 from $44.56 per bbl and to $2.77 from $2.75 per mcf for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Lease operations. Lease operating expense during the three months ended September 30, 2018 decreased to $90,128 from $111,714 for the three months ended September 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three months ended September 30, 2018 decreased to $13,834 from $22,514 for the three months ended September 30, 2017. This was due to lower overall oil and gas revenue for the nine months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2018 fell to $15,255 from $18,515 for the three months ended September 30, 2017 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2018 decreased to $36,320 from $54,480 for the three months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in production.

Results of Operations

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Oil sales	$275,263	$241,700
Barrels produced	4,471	5,277
Average price/bbl	$61.57	$45.80

Gas sales	$635,649	$783,363
Mcf produced	234,385	274,060
Average price/mcf	$2.71	$2.86

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $114,151, an 11.1% decline, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Of this decrease, $49,622 and $107,598 were due to declines in the volumes of oil and gas sold, respectively. The volumes sold decreased by 806 barrels (bbls) and 39,675 thousand cubic feet (mcf) for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Also contributing to the decline in revenue was a decrease of $40,116 due to a decline in the price of gas sold to $2.71 from $2.86 per mcf for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Partially offsetting these decreases was an increase of $83,185 from a rise in the price of oil sold to $61.57 from $45.80 per bbl for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Lease operations. Lease operating expense during the nine months ended September 30, 2018 decreased to $300,012 from $337,180 for the nine months ended September 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine months ended September 30, 2018 decreased to $49,643 from $65,795 for the nine months ended September 30, 2017. This was due to lower overall oil and gas revenue for the nine months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2018 rose to $72,675 from $70,416 for the nine months ended September 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2018 decreased to $106,710 from $154,753 for the nine months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in production.

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

2.   Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $91,000 impact on revenue.

3.   Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended September 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 06-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

