Form 10-K
period 2018-12-31
Mewbourne Energy Partners 06-A, L.P.
filed 2019-04-01
CIK 1353722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. MOC, a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At April 1, 2019, MOC employed 452 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2018, a 10% change in the price received for oil and gas production would have had an approximate $124,000 impact on revenue.

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

The Registrant’s ceiling test calculations indicated no impairment of oil and gas properties during the years ended December 31, 2018 and 2017.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2018, the Registrant owned working interests in ninety producing wells. The Registrant had no drilling activity for the years ended December 31, 2018 and 2017. Additional capital costs incurred, if any, were due to maintenance of current wells.

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

At April 1, 2019, the Registrant had 50,000 outstanding limited partnership interests held of record by 1,576 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2018 and 2017 were $1,139,065 and $730,474, respectively. Since inception, the Partnership has made distributions of $58,747,271, inclusive of state tax payments.

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

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017:

	Year Ended December 31,
	2018	2017
Oil sales	$345,405	$313,722
Barrels produced	5,865	6,638
Average price/bbl	$58.89	$47.26

Gas sales	$889,816	$1,013,431
Mcf produced	310,276	349,902
Average price/mcf	$2.87	$2.90

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $91,932, a 6.9% decrease, for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Of this decrease, $45,524 and $113,640 were due to lower volumes of oil and gas sold, respectively, by 773 barrels (bbls) and 39,626 thousand cubic feet (mcf).

Also contributing to the decline in revenue was a decrease of $9,975 due to a decline in the average price of gas sold. The average price fell to $2.87 from $2.90 per mcf for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Partially offsetting this decrease in sales was an increase of $77,207 due to an increase in the average price of oil sold. The average price rose to $58.89 from $47.26 per bbl for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Lease operations. Lease operating expense during the year ended December 31, 2018 decreased to $419,354 from $457,125 for the year ended December 31, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2018 decreased to $63,592 from $86,084 for the year ended December 31, 2017. This was due to lower overall oil and gas revenue for the year ended December 31, 2018.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2018 increased to $89,763 from $88,916 for the year ended December 31, 2017. This was due to the higher total administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2018 decreased to $139,985 from $195,309 for the year ended December 31, 2017. This was due to prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization as well as an overall decrease in oil and gas production.

Liquidity and Capital Resources

Cash decreased by $7,200 during the year ended December 31, 2018. Cash flows from operating activities and proceeds from asset sales were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Sale of Well

In March 2018 the Partnership received $472,500 in sales proceeds from the sale of the Wesson 33 #1 well. Under the full cost method all oil and gas properties in each country are combined into a common pool. Conceptually, each property loses its separate identity, and sales and abandonments of properties are generally treated as adjustments of capitalized costs with no gains or losses recognized. Therefore, the $472,500 in sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized. In addition, $2,618, which was the amount that had been accrued for plugging and abandonment costs of the well, was recorded as an adjustment to the full cost pool.

Recent Accounting Developments

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2018 and December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$342,325	$323,396
Liabilities incurred	2	38
Liabilities reduced due to settlements, sales and trades	(4,755)	(4,013)
Accretion expense	24,151	22,904
Balance, end of period	$361,723	$342,325

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $307,025 and $318,688 for the years ended December 31, 2018 and 2017, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $43,179 and $47,986 were allocated to the Partnership during the years ended December 31, 2018 and 2017, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2018. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2018 or in other factors which have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2018	Position

J. Roe Buckley	56	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	58	Chief Executive Officer

Dorothy M. Cuenod	58	Assistant Secretary and Director

Ruth M. Buckley	57	Assistant Secretary and Director

Julie M. Greene	55	Assistant Secretary and Director

Donald R. Russell	44	Treasurer and Controller

J. Roe Buckley, age 56, joined Mewbourne Holdings, Inc. in July 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 58, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Dorothy M. Cuenod, age 58, received a Bachelor of Arts degree in Art History from The University of Texas and a Master of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 57, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 55, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

Donald R. Russell, age 44, has been with MOC since 1997 and serves as Treasurer and Controller of both MD and MOC. He received a Bachelor of Business Administration degree in Accounting from Texas A&M University at Texarkana in 1997.

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

(a) Beneficial owners of more than five percent at April 1, 2019

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2018 and 2017:

	2018	2017
Administrative and general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$350,204	$366,674

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2018 and 2017 are set forth below:

	2018	2017
Audit Fees	$31,021	$30,424

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2018 and 2017

Statements of operations for the years ended December 31, 2018 and 2017

Statements of changes in partners’ capital for the years ended December 31, 2018 and 2017

Statements of cash flows for the years ended December 31, 2018 and 2017

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

/s/ Kenneth S. Waits	Chief Executive Officer	April 1, 2019
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	April 1, 2019

/s/ Dorothy M. Cuenod	Director	April 1, 2019
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	April 1, 2019
Ruth M. Buckley

/s/ Julie M. Greene	Director	April 1, 2019
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

As of and for the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Mewbourne Energy Partners 06-A, L.P. and the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mewbourne Energy Partners 06-A, L.P. (the “Partnership”) as of December 31, 2018 and 2017, the related statements of operations, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Partnership's auditor since 2006.

Dallas, Texas

April 1, 2019

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Cash	$5,790	$12,990
Accounts receivable, affiliate	203,528	206,047
Prepaid state taxes	3,211	2,919
Total current assets	212,529	221,956

Oil and gas properties at cost, full-cost method	47,374,895	47,375,871
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(44,864,905)	(44,249,802)
	2,509,990	3,126,069
Total assets	$2,722,519	$3,348,025

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$53,343	$57,558
Total current liabilities	53,343	57,558

Asset retirement obligation	361,723	342,325
Total liabilities	415,066	399,883

Partners' capital	2,307,453	2,948,142
Total liabilities and partners' capital	$2,722,519	$3,348,025

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017
Revenues:
Oil sales	$345,405	$313,722
Gas sales	889,816	1,013,431
Total revenues	1,235,221	1,327,153

Expenses:
Lease operating expense	419,354	457,125
Production taxes	63,592	86,084
Administrative and general expense	89,763	88,916
Depreciation, depletion, and amortization	139,985	195,309
Asset retirement obligation accretion	24,151	22,904
Total expenses	736,845	850,338

Net income	$498,376	$476,815

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2018 and 2017

Partners’
Capital
Balance at December 31, 2016	$3,201,801

Cash distributions	(730,474)
Net income	476,815

Balance at December 31, 2017	2,948,142

Cash distributions	(1,139,065)
Net income	498,376

Balance at December 31, 2018	$2,307,453

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$498,376	$476,815
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	139,985	195,309
Asset retirement obligation accretion	24,151	22,904
Changes in operating assets and liabilities:
Accounts receivable, affiliate	2,519	40,435
Prepaid state taxes	(292)	1,147
Accounts payable, affiliate	(4,313)	3,390
Net cash provided by operating activities	660,426	740,000

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	472,530	64
Development of oil and gas properties	(1,091)	(13,473)
Net cash provided by (used in) investing activities	471,439	(13,409)

Cash flows from financing activities:
Cash distributions to partners	(1,139,065)	(730,474)
Net cash used in financing activities	(1,139,065)	(730,474)

Net decrease in cash	(7,200)	(3,883)
Cash, beginning of period	12,990	16,873

Cash, end of period	$5,790	$12,990

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(4,753)	$(3,975)
Oil and gas property additions included in accounts payable, affiliate	$98	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2018 and 2017.

Recent Accounting Developments

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2018 and December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$342,325	$323,396
Liabilities incurred	2	38
Liabilities reduced due to settlements, sales and trades	(4,755)	(4,013)
Accretion expense	24,151	22,904
Balance, end of period	$361,723	$342,325

Oil and Gas Sales

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

Substantially all of the Partnership’s accounts receivable result from oil and gas sales to third parties in the oil and gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2018 or 2017. The Partnership cannot ensure that such losses will not be realized in the future.

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

The Partnership has reviewed its partnership, joint operating and marketing agreements as they relate to its non-operated working interests and this ASU, which includes provisions regarding revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship and has evaluated the impact on the presentation of its revenues and expenses under this gross-versus-net presentation guidance. Based on its review of how information about revenue has been presented for other purposes, including disclosures presented outside the financial statements and information used by management for evaluating performance operations, the appropriate categories for the disaggregation of revenue are oil and gas sales, as presented in the Partnership’s financial statements and related disclosures.

Disaggregation of Revenue

The Partnership has identified two material revenue streams in its business: oil sales and natural gas sales. Revenue attributable to each of the Partnership’s identified revenue streams is disaggregated in the Condensed Statements of Operations.

Principal versus agent

In the case of the non-operating agreements, the operator is responsible for providing the goods due to its contractual obligations with the purchaser. Based on the joint operating and marketing agreement arrangements between the Partnership and operator, the Partnership does not take title to the product prior to the operator’s ultimate sale to a customer. The operator is responsible for fulfilling promises to provide specified goods and remitting proceeds back to the Partnership for the Partnership’s proportionate share of the total product sold. Mewbourne Oil Company (MOC), rather than the Partnership, is primarily responsible for fulfilling promises to provide specified goods. MOC, as the operator, enters into the sales contract with the third-party customers and directs all activities from the wellhead to the delivery point that make the commodity available to the customer; there is no agreement between the Partnership and the customers. In the event a production delay occurs because of, for example, well-equipment failure, MOC is responsible for correcting the issues preventing fulfillment of its promises to deliver product to its customers.

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

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $2,506,422 and $3,101,365 at December 31, 2018 and 2017, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2018 or 2017, the Partnership did not accrue for any interest or penalties.

Distributions

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2018 and 2017 were $1,139,065 and $730,474, respectively. Since inception, the Partnership has made distributions of $58,747,271, inclusive of state tax payments.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $307,025 and $318,688 for the years ended December 31, 2018 and 2017, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $43,179 and $47,986 were allocated to the Partnership during the years ended December 31, 2018 and 2017, respectively.

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

MEWBOURNE ENERGY PARTNERS 06-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-131978 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

